Form 10-Q
period 1995-03-31
ARTISTIC GREETINGS INC
filed 1995-05-15
CIK 7610

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549



[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                   OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended......................March 31, 1995

                                    OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO________

Commission File Number..................................0-7513

ARTISTIC GREETINGS INCORPORATED
(Exact name of registrant as specified in its charter.)

DELAWARE                             16-0909929
(State or other jurisdiction    (I.R.S. Employer incorporation
of organization.)                Identification Number)

1 KOMER CENTER, ELMIRA, NY  14902
(Address of Principal Executive Offices)

(607) 737-5235
(Registrant's telephone number, including area code)

Indicate by check mark (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, 2) has been subject to such filing requirements for the past 90 days.

              X    YES                                  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 12, 1995, the Registrant had issued and outstanding
5,821,293 shares of its  $.10   par value Common Stock.

The total number of pages in this Report is 14.

The Index of Exhibits filed with this Report can be found on Page 14.

        ARTISTIC GREETINGS INCORPORATED

                 BALANCE SHEETS

                                                   MARCH 31, 1995      DECEMBER 31, 1994
                                                     (Unaudited)       (Audited)

ASSETS                                            -----------------    -----------------
Cash                                                    $1,519,321             $148,681
Investment securities                                    7,398,312            7,193,176
Accounts receivable - net                                2,489,784            2,469,575
Inventories:
   Finished Goods                                        1,476,697            1,481,423
   Work-in-process                                         636,382              570,839
   Raw materials and supplies                            4,307,223            3,776,407
Catalog and promotional materials                        1,583,390            3,421,387
Deferred advertising costs                               5,593,931            6,717,466
Prepaid expenses                                           214,259              213,846
                                                  -----------------    -----------------
     Total current assets                               25,219,299           25,992,800
                                                  -----------------    -----------------
Property, plant, and equipment                          19,447,577           18,302,663
Less:  accumulated depreciation                         (7,127,422)          (6,634,426)
                                                  -----------------    -----------------
     Net property, plant and equipment                  12,320,155           11,668,237

Cash surrender value - life insurance                      266,445              242,090
Other assets                                                10,477                5,477
                                                  -----------------    -----------------
     TOTAL ASSETS                                      $37,816,376          $37,908,604
                                                  =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable to bank                                   $3,752,000           $4,868,000
Bank Overdraft                                                   0              930,531
Accounts payable - trade                                 6,611,363            7,659,638
Accrued liabilities                                        564,798            1,231,803
Customer advances                                          117,690              183,499
Current portion long-term debt                           1,296,145              296,145
Current portion deferred income taxes                    1,432,401            1,682,401
                                                  -----------------    -----------------
     Total current liabilities                          13,774,397           16,852,017

Long-term debt                                           5,490,559            1,559,416
Deferred income taxes                                      189,614              189,614
                                                  -----------------    -----------------
     TOTAL LIABILITIES                                  19,454,570           18,601,047
                                                  -----------------    -----------------

SHAREHOLDERS' EQUITY
Common stock, par value $.10
  Authorized 10,000,000 shares;
  Issued 6,059,500 shares in 1995;
  6,036,820 shares in 1994                                 605,950              603,682
Additional paid-in capital                              11,030,927           11,030,837
Unrealized losses on investment securities
             held as available-for-sale                   (103,903)            (184,860)
Retained earnings                                        7,774,019            8,803,085
                                                  -----------------    -----------------
                                                        19,306,993           20,252,744
Less:  Treasury  stock, at Cost ; 217,790 shares
           in 1995 and 217,790 shares in 1994             (945,187)            (945,187)
                                                  -----------------    -----------------
     Total shareholders' equity                         18,361,806           19,307,557
                                                  -----------------    -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $37,816,376          $37,908,604
                                                  =================    =================


        ARTISTIC GREETINGS INCORPORATED
              STATEMENTS OF INCOME




                                                       QUARTER            QUARTER
                                                        ENDED             ENDED
                                                   MARCH  31,  1995       MARCH 31, 1994
                                                     (Unaudited)          (Unaudited)
                                                  -----------------       -----------------


Net sales                                              $21,487,626          $23,139,357
Cost of sales                                            7,974,062            8,115,582
                                                  -----------------    -----------------
Gross profit                                            13,513,564           15,023,775

Selling, general and administrative expense             15,289,836           13,446,442

Other (income)  expense                                   (210,206)             (65,695)
                                                  -----------------    -----------------
     Total expense                                      15,079,630           13,380,747

Net (loss) income before income taxes                   (1,566,066)           1,643,028

Income taxes                                              (537,000)             450,000
                                                  -----------------    -----------------

     NET (LOSS) INCOME                                 ($1,029,066)          $1,193,028
                                                  =================    =================

Net (loss) income per share                                 ($0.17)               $0.20
                                                  =================    =================

Weighted average number of common and
common equivalent shares outstanding                     5,881,725            5,950,180
                                                  =================    =================


        ARTISTIC GREETINGS INCORPORATED
            STATEMENTS OF CASH FLOWS

                                                    THREE  MONTHS         THREE MONTHS
                                                        ENDED             ENDED
                                                   MARCH  31,  1995       MARCH 31, 1994
                                                     (Unaudited)          (Unaudited)
                                                  -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                      ($1,029,066)          $1,193,028

Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:

   Depreciation                                            492,996              423,436
   Increase in cash surrender value                        (24,355)             (13,800)
   Proceeds from sale of trading securities                770,797              903,963
   Purchase of trading securities                         (188,355)                --
   Net unrealized and realized (gains) losses
      on investments                                       (65,665)               8,233

(Increase) decrease in assets:

    Receivables                                            (20,209)              (1,058)
    Inventories                                           (591,633)          (1,276,630)
    Catalog and promotional materials                    1,837,997             (489,278)
    Deferred advertising costs                           1,123,535               38,210
    Prepaid expenses                                          (413)             (53,827)
    Other assets                                            (5,000)              28,581

Increase (decrease) in liabilities:

    Bank Overdraft                                        (930,531)                --
    Accounts payable, trade                             (1,048,275)            (338,179)
    Accrued liabilities                                   (667,005)             161,723
    Customer advances                                      (65,809)             157,591
    Federal and state income taxes payable                                      429,810
    Deferred income taxes                                 (250,000)                --
                                                  -----------------    -----------------
        Net cash (used in) provided by
        operating activities                              (660,991)           1,171,803


CASH FLOWS FROM INVESTING ACTIVITIES:


Proceeds from sale of investment securities                177,854                 --
Purchase of investment securities                         (818,810)            (960,184)
Purchase of property, plant,and equipment, net          (1,144,914)          (1,015,915)
                                                  -----------------    -----------------
          Net cash used in investing activities         (1,785,870)          (1,976,099)


CASH FLOWS FROM FINANCING ACTIVITIES:


Repayment of amounts received under
        lines of credit                                (12,579,000)            (902,000)
Proceeds received under lines-of-credit                 11,463,000            1,619,000
Proceeds received under equipment lines-of-credit        5,000,000                 --
Proceeds from issuance of common stock
        and options exercised                                2,358                 --
Payment of long-term debt                                  (68,857)             (50,922)
Payment of dividends                                                           (145,204)
Purchase of Treasury stock                                   --                 (19,606)
                                                  -----------------    -----------------
          Net cash used in financing activities          3,817,501              501,268
                                                  -----------------    -----------------
Net increase (decrease) in cash                          1,370,640             (303,028)

CASH AT BEGINNING OF PERIOD                                148,681              549,589
                                                  -----------------    -----------------
CASH AT END OF PERIOD                                   $1,519,321             $246,561
                                                  =================    =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:

Interest                                                  $137,941              $32,294
Income taxes                                             ($136,476)             $20,190



                      ARTISTIC GREETINGS INCORPORATED

                  Notes to Condensed Financial Statements
                               March 31, 1995


1)  Statement of Management

        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company incorporated reclassifications of 1994 information to conform to the current presentation of its financial statements included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

        In the opinion of management, the information contained herein reflects all adjustments necessary to a fair statement of the results of operations for the periods presented in the income statement included herein.

2)  Form 10-K

        Reference is made to the following footnotes included in the Company's 1994 Annual Report on Form 10-K:

                1)      Description Of Operations and Significant
                        Accounting Policies
                2)      Marketable Securities
                3)      Inventories
                4)      Property, Plant and Equipment
                5)      Accrued Liabilities
                6)      Income Taxes
                7)      Leases
                8)      Debt
                9)      Defined Contribution Savings Plan
                10)     Stock Options
                11)     Stockholders' Equity
                12)     Significant Business Relationships
                13)     Commitments and Contingencies

3)  Net Loss or Income Per Share

     Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The average number of shares outstanding is computed as follows:

                              For the Three Months
                                Ended March 31,
                              ---------------------

                                1995          1994
                                ----          ----
  AVERAGE NUMBER
  OUTSTANDING:

COMMON SHARES                   5,881,608     5,898,639
COMMON EQUIV. SHARES                  117        51,541
                                _________     _________
AVG. NO. OUTSTANDING            5,881,725     5,950,180
                                =========     =========

        Fully diluted income per share did not differ materially from the primary data.


ITEM 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition.

RESULTS OF OPERATIONS:

     Net sales were $21,487,626 for the first three months of 1995 compared with $23,139,357 for the same period of 1994, a decrease of $1,651,731, or 7.1%.

     In the direct mail/general merchandise category, 1995 sales decreased by 23.7% from the same period of 1994. A portion of this decrease is reflective of a management effort to limit advertising and generate sales in media where the advertising cost to sales response rate meets the Company's targeted expectations. Another portion of this shortfall is attributable to a series of failed advertisements promoting a smaller size label which the marketplace rejected. The remaining shortfall is attributable to poor ad selection, improper timing of licensed product advertising and the apparent market saturation of a supplementary product, a miniprinter.

     First quarter 1995 catalog sales decreased 15.3% from the first quarter of 1994 catalog sales. Results from one catalog, "Personal Touch" were better than expectations, while results from the other two catalogs offset this gain. The Company made the decision in December, 1994 to terminate the "The Amy Allison Cardshop (TM)" catalog upon the conclusion of its December mailing. The Company is evaluating the continuance of the "Initials" catalog.

     International operations decreased by $470,981 or 46.2% from last year. The Company discontinued direct operations in the United Kingdom in June of last year and now operates through a licensee. Canadian efforts were substantially reduced in the fourth quarter of last year as management elected to downsize its Canadian program and concentrate on only those programs which were profitable. Both these operations are now operating profitably and validate this approach.

     Sales from the Company's check business were 200% of last year's volume. However, the response rates were not in line with the Company's expectations. A portion of this shortfall in response rates is attributable to poor ad selection. In addition, as a result of competitive pressures, media availability is rapidly becoming a major issue. Although the Company received the approximate circulation it had anticipated, the geographical areas this circulation was located in were not optimum response areas.

     The Company's cost of sales for the first three months of 1995 was $7,974,062, or 37.1% of sales, versus $8,115,582, or 35.1% of sales, for the same period of 1994, a 2.0% increase. The major components of cost of goods sold are material cost, direct labor and manufacturing overhead.

     For the first three months of 1995 and 1994, material costs, as a percentage of sales, increased slightly to 18.8% from 18.6%, primarily attributable to the check printing operation with its attendant higher material costs. The check printing operation represents 27.5% of the Company's volume this quarter as compared to 12.8% of the volume a year ago.

     For the first three months of 1995, direct labor costs have increased to 7.2% from 6.4% of sales for the first three months of 1994. Labor costs as a percentage of sales were also affected by the doubling in volume of the check printing operation.

     For the three months ended March 31, 1995, manufacturing overhead increased by $55,942, or 1.1% of sales to 11.1% of sales from 10.0% of sales for the 1994 first quarter. Overhead costs as a percentage of sales were affected by the inclusion of the check printing operation with its attendant higher depreciation costs.

     Selling, general and administrative (SG&A) expenses were $15,289,836, or 71.2% of sales, for the first quarter of 1995, compared with $13,110,134, or 56.7% of sales, for the first quarter of 1994. The three largest components of SG&A expenses are advertising, postage and wages.

     For the three months ended March 31, 1995 advertising expense was $11,382,549, or 53.0% of sales, as compared to $9,038,146, or 39.1% of sales, for 1994, for the reasons discussed above.

     For the first quarter of 1995 total postage expense amounted to $1,972,212, or 9.2% of sales, as compared with $1,841,245, or 8.0% of sales, in 1994. Effective January 1, 1995, U.S. Postal Service rates increased 14.3%. Postage costs for the check printing operation, as a percentage of sales, are higher than the Company's other product lines and will be proportionately higher as the volume of check sales increases.

     Administrative costs totaled $1,935,075 or 9.0% of sales for the first quarter of 1995, as compared to $2,230,743 or 9.6% of sales in 1994. This reduction in costs is the result of aggressive cost cutting measures implemented by the Company in the fourth quarter of 1994.

     The Company's income tax benefit for the first quarter of 1995 was
($537,000), as compared to an expense of $450,000 for 1994.   This is an
effective tax benefit of 34.3% of the loss for this quarter as compared to an effective tax rate of 27.4% for the same quarter last year. Differences are attributable to the utilization of certain state income tax credits associated with the high investment in new equipment and increased employment levels.

     Due primarily to decreased sales, less effective advertising, and material cost increases, which were partially offset by continuation of the Company's cost containment program, the net loss for the three months ended March 31, 1995 was ($1,029,067), or ($.17) per share, as compared to net income of $1,193,029, or $.20 per share, for the three months ended March 31, 1994.


FINANCIAL CONDITION

     Working capital increased $2,316,754 for the three month period ended March 31, 1995.

     As of March 31, 1995, net cash used by operating activities amounted to $658,987. Increases in inventories used $591,633, while decreases in prepaid advertising, catalogs and promotional material and deferred advertising costs provided $2,961,532. Decreases in bank overdraft, trade accounts payable and accrued liabilities utilized $2,645,811. As of March 31, 1995, net cash used in investing activities totaled $1,787,874. During the first three months of 1995, the Company purchased property, plant and equipment totaling $1,146,918. Cash provided by financing activities amounted to a net of $3,817,501. The balance of short term borrowings at the end of the quarter amounted to $3,752,000.

     Payments of long term debt totaled $68,857. In addition, at the end of March, the Company borrowed $5,000,000 on its equipment lines of credit.

     As of March 31, 1995, the Company had total borrowing capacity of $14,500,000 in secured and unsecured lines of credit with its banks, of which total approximately $5,748,000 remained available for borrowing as of such date.

     The Company has sufficient resources from its present cash and cash equivalent position, cash flow from operations and its existing lines of credit to meet its current obligations. The Company also believes that its cash and cash equivalent position, combined with operating revenues and existing credit lines, will be sufficient to finance its internal growth and capital expenditure needs for at least the next 12 months.


PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS.

        There were no legal proceedings of significance during this period.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.  See Exhibit Index.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.


                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ARTISTIC GREETINGS INCORPORATED
                                          (Registrant)


Dated:  May 12, 1995            By: /s/Stuart Komer
                                Stuart Komer, Chairman


Dated:  May 12, 1995            By:  /s/William Banfield
                                William Banfield, Controller


                        EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION                        PAGES
      10                  Statement re:  computation         See Note 4 to
                          of per share earnings              the Financial
                                                             Statements
                                                             contained
                                                             in this Report

      27                Financial Data Schedule         Filed only with EDGAR
                                                        filing, per Reg. S-K,
                                                        Rule 601(c)(1)(v)