Form 10-Q
period 1995-06-30
ARTISTIC GREETINGS INC
filed 1995-08-15
CIK 7610

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTER ENDED:  JUNE 30, 1995

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

           X    YES                        NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 15, 1995, the Registrant had issued and outstanding
6,537,720 shares of its  $.10   par value Common Stock.


              ARTISTIC GREETINGS INCORPORATED
                     BALANCE SHEETS
                                                                        JUNE 30, 1995         DECEMBER 31, 1994
                                                                        (Unaudited)             (Audited)
ASSETS                                                               --------------             ---------
Cash                                                                 $  119,078                  $148,681
Investment securities - trading, net of allowance for unrealized      2,141,718                   985,565
  gains of $139,184 in 1995, losses of $8,120 in 1994
Investment securities - available for sale, net of allowance for        980,693                 6,207,611
  unrealized losses of $105,422 in 1995, $280,091 in 1994
Accounts receivable - net                                             1,718,794                 1,555,759
Inventories:
   Finished Goods                                                     1,273,635                 1,481,423
   Work-in-process                                                      848,356                   570,839
   Raw materials and supplies                                         4,940,375                 3,776,407
Catalog and promotional materials                                     7,455,330                 3,421,387
Deferred advertising costs                                            5,209,027                 6,717,466
Prepaid expenses                                                        184,985                   213,846
Income tax receivable                                                 1,068,245                   913,816
                                                                    -------------                --------
     Total current assets                                            25,940,236                25,992,800
                                                                    --------------              ---------
Property, plant, and equipment                                       22,513,350                18,302,663
Less:  accumulated depreciation                                      (7,687,026)               (6,634,426)
                                                                    --------------              ---------
     Net property, plant and equipment                               14,826,324                11,668,237
Cash surrender value - life insurance                                   280,245                   242,090
Other assets                                                             76,932                     5,477
                                                                    --------------              ---------
     TOTAL ASSETS                                                   $41,123,737               $37,908,604
                                                                    ==============              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable to bank                                                $3,100,000                $4,868,000
Bank Overdraft                                                                0                   930,531
Accounts payable - trade                                              8,323,200                 7,659,638
Accrued liabilities                                                     792,288                 1,231,803
Customer advances                                                       877,937                   183,499
Current portion long-term debt                                        1,285,830                   296,145
Current portion deferred income taxes                                 1,280,231                 1,682,401
                                                                    --------------              ---------
     Total current liabilities                                       15,659,486                16,852,017
Long-term debt                                                        5,177,565                 1,559,416
Deferred income taxes                                                   247,594                   189,614
Common stock subject to put option - 500,000 shares                   1,875,000
                                                                    --------------              ---------
     TOTAL LIABILITIES                                               22,959,645                18,601,047
                                                                    --------------              ---------
SHAREHOLDERS' EQUITY
Common stock, par value $.10
  Authorized 10,000,000 shares;
  Issued 6,537,720 shares in 1995;
 6,036,820 shares in 1994                                               603,772                   603,682
Additional paid-in capital                                           11,027,993                11,030,837
Unrealized losses on investment securities
             held as available-for-sale                                 (68,524)                 (184,860)
Retained earnings                                                     7,537,178                 8,803,085
                                                                    --------------              ---------
                                                                     19,100,419                20,252,744
Less:  Treasury  stock, at Cost ; 216,427 shares
in 1995 and 217,790 shares in 1994                                     (936,327)                 (945,187)
                                                                    --------------              ---------
     Total shareholders' equity                                      18,164,092                19,307,557
                                                                    --------------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $41,123,737               $37,908,604
                                                                    ==============              =========


ARTISTIC GREETING INCORPORATED
    STATEMENTS OF INCOME
                                QUARTER ENDED               QUARTER ENDED           SIX MONTHS           SIX MONTHS
                                JUNE 30, 1995               JUNE 30, 1994           ENDED                ENDED
                                                                                    JUNE 30, 1995        JUNE 30, 1994
                                (Unaudited)                 (Unaudited)             (Unaudited)          (Unaudited)

Net sales                         $18,981,530                $18,190,018           $40,469,156          $41,329,375
Cost of sales                       7,354,126                  6,702,276            15,328,188           14,794,672

Gross profit                      11,627,404                  11,487,742            25,140,968           26,534,703
Selling, general and              11,879,346                  12,151,151            26,927,178           25,640,843
administrative expense
Other (income)  expense              131,903                     (20,800)              163,697             (106,559)

     Total expense                12,011,249                  12,130,351            27,090,875           25,534,284
Net (loss) income before income     (383,845)                   (642,609)           (1,949,907)           1,000,419
taxes
Income taxes                        (147,000)                   (262,500)             (684,000)             187,500

     NET (LOSS) INCOME             ($236,845)                  ($380,109)          ($1,265,907)            $812,919

Net (loss) income per share          ($0.04)                      ($0.06)               ($0.21)              $0.14

Weighted average number of common
and
common equivalent shares           6,008,564                   5,864,413              5,926,939          5,934,574
outstanding


                 ARTISTIC GREETINGS INCORPORATED
                     STATEMENTS OF CASH FLOWS
                                                                        Six Months Ended             Six Months Ended
                                                                        June 30, 1995                June 30, 1994
                                                                        (Unaudited)                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                     ($1,265,907)                    $812,919
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
   Depreciation                                                         1,052,600                      841,911
   Increase in cash surrender value                                       (38,155)                     (27,600)
   Proceeds from sale of trading securities                               262,042                          0
   Purchase of trading securities                                       1,270,890                     (177,790)
   Net unrealized and realized (gains) losses on investments             (147,305)                      21,020
(Increase) decrease in assets:
    Receivables                                                          (163,035)                       7,726
    Inventories                                                        (1,233,696)                    (727,833)
    Catalog and promotional materials                                  (4,033,944)                    (598,060)
    Deferred advertising costs                                          1,508,439                     (986,000)
    Prepaid expenses                                                       28,861                       45,074
    Income taxes receivable                                              (154,429)                          -
    Other assets                                                          (71,455)                      71,450
Increase (decrease) in liabilities:
    Bank Overdraft                                                       (930,531)                          -
    Accounts payable,trade                                                663,562                      762,238
    Accrued liabilities                                                  (439,515)                      61,288
    Customer advances                                                     694,438                     (283,817)
    Federal and state income taxes payable                                     -                       162,715
    Deferred income taxes                                                (344,190)                          -

        Net cash (used in) provided by operating activities            (5,883,110)                     (14,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities                             6,180,020                     1,275,959
Purchase of investment securities                                        (836,766)                   (1,157,607)
Net unrealized and realized (gains) losses - investments                       -                           (230)
Purchase of property, plant,and equipment, net                         (4,210,687)                   (1,603,687)

        Net cash (used in) provided by investing activities             1,132,567                    (1,485,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts received under lines of credit                    (21,185,000)                  (7,636,000)
Proceeds received under lines-of-credit                                 19,417,000                    9,236,000
Proceeds received under equipment lines-of-credit                        5,000,000                           -
Proceeds from issuance of common stock
     and options exercised                                                  (2,754)                      14,290
Issuance of common stock subject to put option, 500,000 shares           1,875,000
Payment of long-term debt                                                 (392,166)                    (131,298)
Payment of dividends                                                            -                      (290,410)
Purchase of Treasury stock and other transactions                            8,860                      (11,664)

        Net cash (used in) provided by financing activities              4,720,940                     1,180,918

Net (decrease) in cash                                                     (29,603)                     (319,406)

CASH AT BEGINNING OF PERIOD                                                148,681                       549,589

CASH AT END OF PERIOD                                                    $ 119,078                      $230,183

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest                                                                  $359,709                       $105,087
Income taxes                                                             ($131,306)                       $24,785


                      ARTISTIC GREETINGS INCORPORATED

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 1995


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


3)  NET INCOME PER SHARE

     Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The average number of shares outstanding is computed as follows:

                     For the Quarter       For the Six Months
                      Ended June 30,         Ended June 30,
                   ---------------------  ------------------
                        1995      1994         1995      1994
AVERAGE NUMBER
OUTSTANDING:

COMMON SHARES        6,008,415  5,809,037  5,926,806 5,884,739
COMMON EQUIV. SHARES       149     55,376        133    49,835

AVG. NO. OUTSTANDING 6,008,564  5,864,413  5,926,939 5,934,574

        Fully diluted income per share did not differ materially from the primary data.






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS:

     Net sales were $18,981,530 for the three months ended June 30, 1995 compared with $18,190,018 for the same period of 1994, an increase of $791,512, or 4.3%. Net sales were $40,469,156 for the six months ended June 30, 1995 compared to $41,329,375 for the same period of 1994, an decrease of $860,219, or 2.1%.

     In the domestic direct mail/free standing insert category, sales for the quarter ended June 30, 1995 decreased by 15.1% from the same period of 1994. Direct Mail/free standing insert sales for the six month period ended June 30, 1995 decreased by 20.1% from the same period of 1994. This decrease is reflective of the continuing management effort to limit advertising and generate sales in mediums where the advertising cost to sales response rate meets the Company's targeted expectations. Another portion of this shortfall is attributable to a series of failed advertisements promoting a smaller size label which the marketplace rejected. The remaining shortfall is attributable to poor ad selection, improper timing of licensed product advertising and the apparent market saturation of a supplementary product, a miniprinter. These problems had a large effect on the first quarter's sales, but a lesser effect on the second quarter results due to the elimination of poor ads and offerings in April and May.

     Second quarter 1995 catalog sales decreased 29.3% from the second quarter of 1994 catalog sales. Sales for the six month period of 1995 decreased 21.0% from the same period of 1994. Second quarter and six month totals for 1994 catalog sales included sales from catalogs that were not mailed during the first quarter and second quarter of 1995. Results from one catalog, "Personal Touch" were better than expectations, while results from the other two catalogs offset this gain. "Personal Touch's" improvement in response rates is attributable to a revamping of the catalog, better product selection, and a more managed and focused circulation policy put into place by the new marketing management team. The Company made the decision in December, 1994 to terminate the "Amy Allison" catalog upon the conclusion of the last mailing on December 31, 1994. The Company is evaluating the continuance of the "Initials" catalog and has not mailed any catalogs this Spring.

     1995 international operations for the second quarter decreased by 43.2% from the same period last year. Sales for the six month period were 45.1% less than a year ago. As a result of disappointing response rates, the Company ceased direct operations in the United Kingdom effective June 30, 1994 and negotiated a licensing arrangement with a organization headed by the Company's former agent in the United Kingdom. Results are now profitable but at a scaled down rate. In addition, during the restructuring period started last November, management elected to significantly scale back operations in Canada and eliminate unprofitable programs. Results at this lesser level of operations are now profitable.

     In the check printing category, sales for the quarter ended June 30, 1995 increased by 78.0% from the same period of 1994. Check printing sales for the six month period ended June 30, 1995 increased by 87.0% from the same period of 1994. 53.4% of the increase for the quarter and 24.4% of the increase for the six month period this year is attributable to the inclusion of the Valcheck operation acquired on May 31, 1995. The response rates and sales attributable to the Company's check printing operation are in line with the Company's expectations at this point in time.

     The Company's cost of sales for the second quarter of 1995 was $7,354,126, or 38.7% of sales, versus $6,702,276, or 36.8% of sales, for the same period of 1994, a 1.9% increase. The Company's cost of sales for the six month period ended June 30, 1995 was $15,328,188, or 37.9% of sales, versus $14,794,672, or 35.7% of sales, for the same period of 1994, a 2.2% increase. The major components of cost of goods sold are material cost, direct labor and manufacturing overhead.

     For the first six months of 1995 and 1994, material costs, as a percentage of sales, remained at 18.9%. The quarter's material cost as a percentage of sales dropped slightly from 19.3% to 19.1%. Paper cost increases detrimentally affected these results. These increases, however were offset by improvements in scrap rates and the redesigning of certain manufacturing processes.

     For the second quarter of 1995 and 1994, direct labor costs, as a percentage of sales, increased to 8.0% from 6.5%, or an increase of 1.5%. For the six months ended June 30, 1995 and 1994, direct labor costs, as a percentage of sales, increased to 7.6% from 6.5%, or an increase of 1.1%. The check printing operation represents 39.6% of the Company's volume this quarter as compared to 23.2% of the volume a year ago. Direct labor represents a larger component of check operations than label or catalog operations, with the principal difference being a greater level of telemarketing support.

     For the second quarter of 1995 and 1994, overhead costs, as a percentage of sales, increased to 11.7% from 11.3%, or an increase of 0.4%. For the six months ended June 30, 1995 and 1994, overhead costs, as a percentage of sales, increased to 11.4% from 10.5%, or an increase of 0.9%. Overhead costs as a percentage of sales were affected by the expansion of the check printing operation with its attendant higher depreciation costs and the higher level of telephone support.

     Selling, general and administrative (SG&A) expenses were $11,879,346, or 62.6% of sales, for the second quarter of 1995, compared with $12,151,151, or 66.8% of sales, for the second quarter of 1994. Selling, general and administrative expenses were $26,927,178, or 66.5% of sales, for the six months ended June 30,1995, compared with $25,640,843, or 62.0% of sales, for the six months ended June 30,1994. The three largest components of SG&A expenses are advertising, postage and wages.

     For the three months ended June 30, 1995 advertising expense was $8,595,888, or 45.3% of sales, as compared to $8,736,105, or 48.0% of sales, for the same quarter in 1994 and as compared to $11,382,549, or 53.0% of sales for the first quarter of 1995. For the six months ended June 30, 1995 advertising expense was $19,978,437, or 49.4% of sales, as compared to $17,719,746, or 42.9% of sales, for 1994. Marketing management was changed in the beginning of March and immediately restructured advertising and placement policies. These changes are reflecting positive results from mid quarter forward.

     For the second quarter of 1995, total postage expense amounted to $1,649,947, or 8.7% of sales, as compared with $1,332,902, or 7.3% of sales, in 1994. For the six months ended June 30, 1995, total postage expense amounted to $3,622,159, or 9.0% of sales, as compared with $3,174,147, or 7.7% of sales, in 1993. Several factors have contributed to this shift in costs from the previous year. The first issue is the increase in postal rates effective January 1, 1995. Postage and handling charges were increased by approximately $.25 per order to cover this rate increase, however, this increase was not fully implemented until March, 1995.
Postage costs for the check printing operation, as a percentage of sales, are higher than the Company's other product lines and will be proportionately higher as the volume of check sales increases.

      Administrative costs totaled $1,633,511 or 8.6% of sales for the second quarter of 1995, as compared to $2,082,144 or 11.4% of sales in 1994. Administrative costs totaled $3,326,582 or 8.2% of sales for the six months ended June 30, 1995, as compared to $4,746,950 or 11.5% of sales in 1994. This reduction in costs is the result of aggressive cost cutting measures implemented by the Company in the fourth quarter of 1994.

    The Company's income taxes for the second quarter of 1994 were
($147,000), as compared to ($262,500) for 1994.   This is an effective tax
benefit of 38.3% of income for this quarter as compared to an effective tax benefit of 40.8% for the same quarter last year. The Company's income tax benefit for the six months ended June 30,1995 was ($684,000), as compared
to an expense of $187,500 for 1994.   This is an effective tax rate benefit
of 35.1% of income for this six month period as compared to an effective tax rate of 18.7% for the same period last year. Differences are attributable to the utilization of certain state income tax credits associated with the high investment in new equipment and increased employment levels associated with the expansion of the check printing operation.

          Due primarily to more effective advertising, and the continuation of effective cost containment programs, the net loss for the three months ended June 30, 1994 was ($236,845), or ($.04) per share, as compared to a net loss of ($380,109), or ($.06) per share, for the quarter ended June 30, 1994. The net loss for the six months ended June 30, 1995 was ($1,265,907) or ($.21) per share, as compared to a net income of $812,919 or $.14 per share for the six months ended a year ago.


FINANCIAL CONDITION

     Working capital increased $1,139,967 for the six month period ended June 30, 1995.

     As of June 30, 1995, net cash used by operating activities amounted to $5,883,110. Increases in inventories used $1,233,696, and increases in prepaid advertising, catalogs and promotional material totaled $4,033,944, while deferred advertising costs provided $1,508,439. The inventory acquired from Valcheck on May 31, 1995 totaled $361,483, and $3,000,000 of the increase in prepaid advertising is related to the Valcheck acquisition. Decreases in bank overdraft, accrued liabilities and changes in income taxes utilized $1,714,236. As of June 30, 1995, net cash provided by investing activities totaled $1,132,567. During the first six months of 1995, the Company purchased property, plant and equipment totaling $4,210,687. Of this amount, $1,480,479 of equipment was acquired from Valcheck. Cash provided by financing activities amounted to a net of $4,720,940. The balance of short term borrowings at the end of the quarter amounted to $3,100,000. Payments of long term debt totaled $392,166. In addition, at the end of March, the Company borrowed $5,000,000 on the equipment lines of credit.

     As of June 30, 1995, the Company had total borrowing capacity of $14,500,000 in secured and unsecured lines of credit with its banks, of which total approximately $6,400,000 remained available for borrowing as of such date.

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




                        PART II - OTHER INFORMATION


ITEM 2.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Shareholders on May 3, 1995.
At that Meeting, there were two proposals acted upon. The first was the election of the Company's Board of Directors. Stuart Komer, Bernard M. Komer, Lyndon E. Goodridge, Norman S. Edelcup, Irving Stone and Morry Weiss were each re-elected as Directors of the Company for a one-year term. The detail concerning the votes cast for, against, and withheld from voting with respect to each such Director is as follows:

                              VOTES:
  NAME:           FOR         AGAINST   WITHHELD

S. Komer       5,366,561      1,250       69,805
B. Komer       5,351,951     15,860       69,805
L. Goodridge   5,367,611        200       69,805
N. Edelcup     5,367,611        200       69,805
I. Stone       5,367,011        800       69,805
M. Weiss       5,367,261        550       69,805

     There were no other Directors whose terms of office continued after this Meeting.

     Also at this Meeting, the Company's shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1995 fiscal year. The detail concerning the votes cast for, against, and abstaining from voting with respect to this Proposal is as follows:
                        VOTES:
              FOR       AGAINST    ABSTAINING

           5,393,851     27,025      16,740

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  See Exhibit Index.

     (b) REPORTS ON FORM 8-K. On June 15, 1995, the registrant filed a report on Form 8-K to report under the heading of Item 5, Other Events, on its May 31, 1995 purchase from Valcheck Company of various assets related to Valcheck's mail order check business. Pursuant to the terms of this transaction, Valcheck is entitled to nominate one representative to the Company's Board of Director's so long as Valcheck owns at least 300,000 shares of the Company's Common Stock. On June 21, 1995, at Valcheck's request, the Board elected Alan F. Schultz, an Executive Vice President of Valassis Communications, Inc. as Valcheck's representative on the Company's Board.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ARTISTIC GREETINGS INCORPORATED
                              (Registrant)


Dated:  August 15, 1994 /s/ Stuart Komer
                         Stuart Komer, Chairman

Dated:  August 15, 1994 /s/William D. Banfield
                         William Banfield, Controller

                               EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION            LOCATION

      11         Statement re: computation   See Note 3 to
                 of per share earnings       the Financial
                                             Statements contained
                                             in this Report
      27        Financial Data Schedule      Filed only with EDGAR
                                                filing, per Reg.S-K,
                                                Rule 601(c)(1)(v)