Form 10-Q/A
period 1995-06-30
ARTISTIC GREETINGS INC
filed 1995-09-28
CIK 7610

FORM 10-Q/A
                              AMENDMENT NO. 1

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

     In the opinion of management, the information contained herein reflects all adjustments that are of a normal recurring nature and necessary to a fair statement of the results of operations for the periods presented in the income statement included herein.

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

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ARTISTIC GREETINGS INCORPORATED
                              (Registrant)


Dated:  September 25, 1995       /s/ Stuart Komer
                                Stuart Komer, Chairman

Dated:  September 25, 1995       /s/William D. Banfield
                                William Banfield, Controller

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