Form 10-Q
period 1995-09-30
ARTISTIC GREETINGS INC
filed 1995-11-15
CIK 7610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-7513

                  ARTISTIC GREETINGS INCORPORATED
            (Exact name of registrant as specified in its charter)

               DELAWARE                                16-0909929
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)




                               ONE KOMER CENTER
                            ELMIRA, NEW YORK  14902
                                (607) 737-5235
     (Address of principal executive offices, including telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [   ] No

Indicate the number of shares of Common Stock (par value $.10) outstanding as
of November 13, 1995:   6,537,720.

                                                              PAGE NO.

Part I. Financial Information

        Item 1.Financial Statements

                 Balance Sheets                                    3

                 Statements of Operations                          4

                 Statements of Cash Flows                          5

                 Notes to Financial Statements                     6

        Item 2.Management's Discussion and Analysis of
                 Results of Operations and Financial Condition     8

PART II.OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                   11

               Signatures                                         12

               Exhibit Index                                      13


ARTISTIC GREETINGS INCORPORATED
BALANCE SHEETS
                                                                           September 30,   December 31,
                                                                            1995               1994
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                            (Unaudited)      (Audited)

                    ASSETS

CURRENT ASSETS:
  Cash                                                                       $ 226         $ 149
  Investment securities - trading, net of allowance for unrealized
    gains of $227 in 1995, losses of $8 in 1994                              2,252           986
  Investment securities - available for sale, net of allowance for
    unrealized gains of $2 in 1995, and unrealized losses of $280 in 1994    1,009         6,208
  Accounts receivable - net                                                  1,859         1,556
  Inventories:
     Finished goods                                                          1,596         1,482
     Work-in-process                                                           588           571
     Raw materials and supplies                                              7,356         3,776
  Prepaid advertising                                                        8,472         3,421
  Prepaid expenses                                                             213           214
  Income taxes receivable                                                    1,068           914

     TOTAL CURRENT ASSETS                                                   24,639        19,277

  Property, plant and equipment                                             25,459        18,302
  Less accumulated depreciation                                             (8,349)       (6,634)

     NET PROPERTY, PLANT AND EQUIPMENT                                      17,110        11,668

  Cash surrender value - life insurance                                        294           242
  Deferred advertising costs                                                 7,280         6,717
  Other assets                                                                 238             5
  TOTAL OTHER ASSETS                                                         7,812         6,964

       TOTAL ASSETS                                                        $49,561       $37,909

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                     $6,187        $4,868
  Bank overdraft                                                               772           931
  Accounts payable, trade                                                   14,941         7,660
  Accrued liabilities                                                        1,286         1,232
  Customer advances                                                            850           183
  Other payables                                                               244           -
  Current portion long term debt                                             1,246           296
  Deferred income taxes                                                        339         1,682

     TOTAL CURRENT LIABILITIES                                              25,865        16,852

      Long term debt                                                         5,094         1,559
  Deferred income taxes                                                        190           190
  Common stock subject to put option - 500,000 shares                        1,927          -

       TOTAL LIABILITIES ...............................                    33,076        18,601

STOCKHOLDERS' EQUITY:
  Common stock, par value $.10 per share; authorized 10,000,000 shares;
     issued 6,538,002 shares in 1995; 6,036,820 shares in 1994                 654           604
  Additional paid in capital                                                10,978        11,031
  Unrealized gains (losses) on investment securities held as available for sale,
     net of tax effect                                                           2          (185)
  Retained earnings                                                          5,787         8,803
                                                                            17,421        20,253
  Less Treasury stock at cost; 215,748 shares in 1995 and 217,790 shares in
     1994                                                                     (936)         (945)

     TOTAL STOCKHOLDERS' EQUITY                                             16,485        19,308

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $49,561       $37,909


ARTISTIC GREETINGS INCORPORATED
STATEMENTS OF OPERATIONS
                                                           Third Quarter                         Nine-Months
                                                      Ended September 30,                   Ended September 30,
                                                      1995               1994               1995        1994
 IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE            (Unaudited)        (Unaudited)   (Unaudited)      (Unaudited)
                   DATA


Net sales                                              $26,386           $21,178        $66,855         $62,508
Cost of sales                                           12,119             8,254         27,646          23,576

Gross profit                                            14,267            12,924         39,209          38,932

Selling, general and administrative expense             16,070            14,147         43,115          39,059
Other (income) expense                                     883              (368)           730            (136)

   Total expense                                        16,953            13,779         43,845          38,923

Net (loss) income before income taxes                   (2,686)             (855)        (4,636)              9
Income taxes                                               936               188          1,620               0

   Net (loss) income                                   $(1,750)            $(667)       $(3,016)         $    9

Net (loss) income per share                             $ (.28)           $ (.11)        $ (.50)         $  .00

Weighted average number of common and
   common equivalent shares outstanding                 6,346,595          5,867,402     6,054,405       5,934,235

ARTISTIC GREETINGS INCORPORATED
STATEMENTS OF CASH FLOWS
                                                           Nine-Month Period
                                                          Ended September 30,
                                                          1995          1994
IN THOUSANDS OF DOLLARS                                 (Unaudited)   (Unaudited)

              OPERATING ACTIVITIES
Net (loss) income                                       $(3,016)      $    9
Adjustments to reconcile net (loss) to
net cash used for
  operating activities:
  Depreciation                                            1,717        1,246
  Increase in cash surrender value                          (52)         (41)
  Proceeds from sale of trading securities                  411          589
  Purchase of trading securities                         (1,442)      (1,592)
  Net unrealized and realized gains on investments         (235)         (13)
  Book provision for income taxes                        (1,509)         -
  Noncash accretion charged to interest expense              52          -
  (Increase) decrease in assets
  Receivables                                              (303)        (371)
  Inventories                                            (3,350)      (1,536)
  Prepaid advertising                                    (5,051)      (1,619)
  Deferred advertising                                     (563)      (2,320)
  Prepaid expenses                                            2         (134)
  Income taxes receivable                                  (154)           -
     Other assets                                          (200)         114
Increase (decrease) in liabilities:
  Bank overdraft                                           (159)           -
  Accounts payable, trade                                 7,281        1,338
  Accrued liabilities                                        54         (168)
  Customer advances                                         667          (24)
  Federal and state income taxes payable                    415         (101)
  Deferred income taxes                                    (250)           -
  Other payables                                            244           -

     NET CASH USED FOR OPERATING ACTIVITIES             $(5,441)     $(4,623)

                INVESTING ACTIVITIES

Proceeds from sale of investment securities              $3,135       $2,853
Sale (purchase) of investment securities                  2,252       (2,030)
Net unrealized and realized (gains) losses - investments  -              129
Purchase of property, plant and equipment, net           (5,679)      (2,704)

     NET CASH USED FOR INVESTING ACTIVITIES             $  (292)     $(1,752)

                FINANCING ACTIVITIES

Repayment of amounts received under lines of credit    $(27,045)    $(15,534)
Proceeds received under lines of credit                  28,365       22,095
Proceeds received under equipment lines of credit          -             -
Proceeds from issuance of common stock and
options exercised                                            50           28
Proceeds from issuance of long-term debt                  4,484         (225)
Payment of dividends                                       -            (436)
Sale (purchase) of treasury stock and
other transactions                                          (44)          30

     NET CASH PROVIDED BY FINANCING ACTIVITIES           $5,810       $5,958

Net increase (decrease) in cash                         $    77        $(417)
Cash at beginning of period                                 149          550
Cash at end of period                                       226          133

                   SUPPLEMENTAL DISCLOSURES
Cash paid (received) during the period for:
  Interest                                                $ 573        $ 170
  Income taxes                                             (131)          34


NOTE 1.   STATEMENT OF MANAGEMENT

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company incorporated reclassifications of 1994 information to conform to the current presentations of its financial statements included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 report on Form 10-K.

    In the opinion of management, the information contained herein reflects all adjustments that are of a normal recurring nature and necessary to a fair statement of the results of operations for the periods presented in the income statement included herein. Due to reclassifications in the financial statements after the prior year's third quarter 10-Q was filed, certain percentages and amounts may have changed for comparative third quarter 1994 figures.

NOTE 2. FORM 10-K

    Reference is made to the following footnotes included in the Company's 1994 report on Form 10-K:

    1.  Description of Operations and Significant Accounting Policies
    2.  Marketable Securities
    3.  Inventories
    4.  Property, Plant and Equipment
    5.  Accrued Liabilities
    6.  Income Taxes
    7.  Leases
    8.  Debt
    9.  Defined Contribution Savings Plan
    10. Stock Options
    11. Stockholders' Equity
    12. Significant Business Relationships
    13. Commitments and Contingencies


NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The average number of shares outstanding is computed as follows:

                                   For the Quarter         Nine-Month Period
                                   Ended September 30,     Ended September 30,
                                   1995           1994     1995          1994


Common shares                   6,344,104     5,823,344  6,054,078   5,887,061

Common equivalent shares            2,491        44,058        327      47,174

Average number outstanding      6,346,595     5,867,402  6,054,405   5,934,235

Fully diluted income per share did not differ materially from the primary data.


NOTE 4. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY.

    During 1995, the Company acquired certain assets of Valcheck Company in exchange for 500,000 shares of the Company's common stock. The common stock was issued at a price of $3.75 per share, or $1,875,000. The common stock is puttable to the Company, at the Seller's option, two years from the acquisition date at $5 per share.
                                                Nine-Month Period
                                                Ended September 30,
                                                1995               1994

Fair value of assets acquired                   $1,875            $ -

Less: common stock issued                        1,875               -

Cash paid                                       $ -               $ -


NOTE 5. DEBT.

    The renewal of the Company's $6,500 demand discretionary line of credit agreement with a scheduled expiration of June 30, 1995, under which the Company had $6,187 of indebtedness outstanding at September 30, 1995, is currently being negotiated with the lender. In March 1995, the Company converted its $3.5 million secured line of credit to a term loan payable in monthly installments of $58,333, plus interest, at the bank's prime rate through April 1, 2000. Under the term promissory note, the Company is required to meet certain financial and operational covenants. As of September 30, 1995, the Company did not meet these requirements. The Company is seeking waiver of these requirements from the bank. If such waiver is not obtained, the related long-term portion of $2,450 would be reclassified to current indebtedness.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Note: All dollars are in thousands, except per share data, in the following discussion

Results of Operations:

     Net sales were $66,855 for the first nine months of 1995 compared with $62,508 for the same period of 1994, an increase of $4,347 or 7%. In the domestic direct mail/free standing insert category, sales for the first nine months of 1995 decreased by $7,247 or 18.5% over the same period of 1994. 1995 catalog sales decreased by $1,579 or 22.7% less than 1994 catalog sales for such nine-month period. International sales decreased to $1,314 from $2,033 for the same period last year. Net sales were $26,386 for the third quarter 1995 as compared with $21,179 for the third quarter 1994. This represented an increase of $5,207 or 24.6%. Third quarter 1995 sales in the domestic co-op and free standing insert markets decreased by $1,715 or 14.5% over third quarter 1994 sales. Catalog sales for the third quarter of 1995 decreased by $798 or by 24.7% from catalog sales for the third quarter of 1994. International sales remained at $441, the same as this quarter a year ago. The check printing operation contributed $12,473 in revenue this quarter as compared to $4,837 for this quarter a year ago.

     Net sales decreased during such periods in the domestic direct mail/free standing insert category primarily as a result of a delay in certain mailings during the third quarter and increased levels of competition reducing response rates. Net sales decreased in the catalog business as a result of the discontinuation of two of the Company's catalogs. Check sales increased 116% for such nine-month period, partially as a result of the Company's acquisition of the assets of Check-It-Out in May of 1995, to a total of $25,892 for the nine-month period as compared to $12,012 at this time a year ago.

     For the first nine months of 1995 as compared to 1994, material costs as a percentage of sales increased to 20.9% from 19.1%. For the third quarter of 1995, material cost increased 5.1% as a percent of sales from 18.9% in 1994 to 24%. For the first nine months of 1995, direct labor costs have increased to 9.0% from 7.6% of sales for the first nine months of 1994. For the third quarter of 1995, direct labor increased by 2.3% as a percent of sales from 8.2% in 1994 to 10.5% of sales. For the nine months ended September 30, 1995, manufacturing overhead increased by $734 or 10.7% of sales compared to the same period in 1994. For the third quarter of 1995, manufacturing overhead increased by $490 or 19.5% over the third quarter of last year. During these same periods, sales volume increased 6.9% for the nine months and 24.5% for the quarter. These cost increases, as a percentage of sales, are attributable primarily to the effect of the consolidation of the Company's operations to a new facility. In order to reduce inefficiencies in the check operation, the Company transferred many of its highly skilled, long-time production workers from established operations to the check production operation. However, efficiencies in labor and overhead in the Company's label and catalog product lines have decreased as a result of such transfer of workers to the check operation.

     Selling, general and administrative (SG&A) expenses were $16,070 or 60.9% of sales for the third quarter of 1995 compared with $14,147 or 66.8% of sales for the third quarter 1994. For the first nine months of 1995 and 1994, SG&A expenses were $43,115 or 64.5% of sales, as compared with $39,058 or 62.5% of sales, respectively. The three largest components of SG&A expenses are advertising, postage and wages. For the nine months ended September 30, 1995, advertising expense was $31,409 or 47% of sales as compared to $28,294 or 45.3% of sales for the nine months in 1994. Advertising expense for the third quarter of 1995 was $11,431 or 43.3% of sales, as compared with $10,574 or 49.9% of sales in 1994. Advertising response rates were generally in line with expectations, however, the Company reduced its volume of circulation at the end of the third quarter to reduce costs and accelerate the time at which the check operation will become profitable. Mass media response rates were static over the period. Catalog advertising costs in terms of dollars were less than the prior quarter and the prior nine-month period. Catalog advertising costs as a percentage of sales were 38.9% for the current quarter as compared to 28.6% for the prior quarter and 38.9% for the current nine-month period as compared to 34.6% for the prior nine-month period. The overall reduction in advertising costs for the current quarter was primarily the result of the discontinuation of the Initials and Amy Allison catalogs. Check advertising response rates for the first nine months of this year and in the third quarter were generally in line with expectations. For the third quarter of 1995, total postage expense amounted to $2,708 or 10.3% of sales, as compared with $1,601 or 7.6% of sales in 1994. For the first nine months of 1995, postage expense amounted to $6,330 or 9.5% of sales, as compared with $4,775 or 7.6% of sales in 1994. This increase in postage expense is directly attributable to the increase in U.S. postal rates in 1995. Administrative costs totaled $1,931 or 7.3% of sales for the third quarter of 1995, as compared to $1,972 or 9.3% of sales in 1994. For the first nine months of 1995, administrative costs amounted to $5,376 or 8.0% of sales as compared to $5,989 or 9.6% of sales in 1994.

     Other income for the third quarter of 1995 was $883 or 3.3% of sales, compared to $368 for the third quarter of 1994. For the first nine months of 1995, income taxes were ($1,621) as compared to $0 for the period in 1994. Income taxes were lower during such period due to a $4,645 decrease in income before taxes from the comparable period in 1994.

     The net loss for the nine months ended September 30, 1995 was $3,016 or $.50 per share, as compared to a net income of $9 or $.00 per share, for the nine months ended September 30, 1994. For the quarter, the net loss was $1,750, or $.28 per share, compared to a loss of $667 or $.11 per share for 1994's third quarter. The reduction in net income is due to a number of factors, including the increase in operating costs across the Company's operations, the increase in scrap rates in the check printing operation and the increase in U.S. postal rates in 1995.

FINANCIAL CONDITION:

     Cash used by operating activities totaled $5,441 for the nine-month period ended September 30, 1995, as compared to $4,623 used by operating activities in the nine-month period ended September 30, 1994. Inventories increased by $3,712, catalog and promotional literature prepayments increased by $5,051 and deferred advertising costs increased by $563. Increases in inventories are attributable primarily to a build-up of the Company's base check stock to ensure no out of stock conditions. With the acquisition of the assets of Check-It-Out in May 1995, the number of check designs offered by the Company nearly doubled, thus necessitating a comparable increase in inventory levels to fulfill such orders.

     As of September 30, 1995, net cash used in investing activities totaled $292. During the first nine months of 1995, the Company purchased property, plant and equipment totaling $7,159. In addition, the Company transferred $2,000 from the investment portfolio into four managed trading accounts. Cash provided by financing activities amounted to a net of $5,810.

     As of September 30, 1995, the Company's cash and cash equivalents were approximately $3,487 as compared to $7,343 at December 31, 1994. Net cash used in operating activities during the first nine months of 1995 was $5,441 compared to net cash used in operating activities for the prior period of $4,623. The primary factors influencing the reduction in liquidity are increased levels of inventory in 1995 and the increase in capital expenditures as reflected by the increase in property, plant and equipment from $11,668 at December 31, 1994 to $17,110 at September 30, 1995, or an increase of 47%. Such increase in capital expenditures was primarily related to the cost to complete the Company's new manufacturing facility. Management expects the Company's operations to be more efficient in 1996; however, if efforts at inventory control are not as effective as anticipated or cost reductions in operations occur more slowly than expected, such efficiencies may not be realized.

     The Company is evaluating currently several methods of refinancing its short term discretionary lines of credit with its banks of which $6,500 was available and $4,636 was outstanding at October 31, 1995, compared to an availability under such lines of credit at December 31, 1994 of $9,632, with $4,868 outstanding. The reduction in availability is due primarily to the expiration of an undrawn $3,000 line of credit on June 30, 1995, and the drawdown under the Company's $6,500 and $1,500 lines of credit to fund the increase in inventory and property, plant and equipment in connection with the consolidation of the Company's operations in its new facility and the acquisition of the assets of Check-It-Out. On November 9, 1995, the Company received a grant of $500 and a low-interest loan secured by its new facility of $400, each from the Urban Development Corporation of New York State.
Management believes such funding has partially relieved short-term liquidity restrictions. Any long-term liquidity concerns are being addressed by management with the development of a plan to obtain financing sufficient to meet the short-term working capital needs of the Company and the conversion of the Company's current short-term indebtedness to long-term obligations. Management expects the Company to be able to meet its cash obligations required by operations during the fourth quarter of 1995 and fiscal 1996, although there can be no assurances that the aggregate level of the Company's cash and cash equivalents will not decrease during this period. See Note 5 to the Notes to Condensed Financial Statements contained herein for further information regarding the reduction in the Company's liquidity.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.  See Exhibit Index.

     b)   Reports on Form 8-K.  None.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARTISTIC GREETINGS INCORPORATED



Dated:  November 14, 1995     By:  /s/ Robert E. Johnson
                               Robert E. Johnson
                               Senior Vice President Finance
                               Chief Financial Officer



EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION                       LOCATION

11              Statement re: computation of       See Note 3 to the
                per share earnings                 Financial Statements
                                                   contained in this
                                                   report

27              Financial Data Schedule           Filed only with EDGAR
                                                  filing, per Reg. S-K,
                                                  Rule 601(c)(1)(v)