Form 10-K
period 1995-12-31
ARTISTIC GREETINGS INC
filed 1996-03-29
CIK 7610

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Securities registered pursuant to Section 12(b) of the Act:  none
          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [    ]

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately
$8,197,000 on March 4, 1996.

As of March 4, 1996, the Registrant had 6,323,075 shares of its common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended December 31, 1995 are incorporated by reference in Parts II and IV of this report and portions of the Registrant's Proxy Statement for its 1996 Annual Meeting are incorporated by reference in Part III of this report.

                              FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  PART I

ITEM 1. BUSINESS.

OVERVIEW

    The Company is engaged primarily in the mail-order sales and marketing of a broad range of personalized products such as personalized bank checks, address labels, personalized stationery and gift items.

    The Company markets its personalized products through advertising in mass circulation print media, such as Sunday newspaper free standing inserts ("FSI's") purchased from Valassis Communications, Inc. ("Valassis") and NewsAmerica Publications, cooperative insert mailings ("Co-op Mailings"), package insert program advertising ("PI Programs") and through its mail order catalog PERSONAL TOUCH. The Company has also initiated an advertising and sales campaign over the Internet and is actively testing other media.

    A substantial majority of the Company's orders are received through the mail, with the remainder being received by the Company's telemarketing department. All orders are shipped through the U.S. mail and via private courier services.

GENERAL DESCRIPTION OF BUSINESS

    The Company traces its roots to 1925. It was incorporated as Artistic Greetings in the State of New York in 1965 and reincorporated in the State of Delaware in 1987. Since 1980, the Company has evolved from being a manufacturer and marketer of private label greeting cards and a provider of limited order fulfillment services into primarily a manufacturer and direct-mail marketer of personalized products. Sales of its personalized products accounted for a substantial portion of the Company's revenues during the last three years. Other revenue has been realized through the rental of the Company's proprietary list of customer names ("List Rentals") and through its PI Programs, in which it sells space in its outgoing packages to third-party advertisers.

    Through the expansion and diversification of its product lines, the Company is less subject to seasonal swings in its business than it formerly was. However, since a large number of the Company's catalog items are purchased as gifts, the fourth quarter remains the strongest sales quarter of the Company's fiscal year, due to Christmas season sales. Additionally, sales in the first quarter tend to be higher than the second and third quarters. Management believes that this is partially a result of an increase in the payment of bills with personalized checks and an increase in mailings during the Christmas season which causes a depletion in its customers' supply of checks and labels, and the concomitant need for replenishment. Additionally, FSI advertising is generally more limited during Christmas and New Years which, management believes, creates pent-up demand.

PERSONALIZED CHECKS

    The Company began advertising Artistic Checks{<reg-trade-mark>}, its own personalized bank checks, in August 1993. After its initial advertising campaign, Artistic Checks{<reg-trade-mark>} sales grew to more than $2.2 million by the end of 1993, $17.7 million by the end of 1994 and to $37 million by the end of 1995.

    On May 30, 1995 (the "Closing Date"), the Company purchased various assets (the "Valcheck Acquisition") from Valcheck Company ("Valcheck"), a subsidiary of Valassis, related to Valcheck's manufacture, direct-mail marketing and sale of checks. Under the terms of the Purchase Agreement among the Company, Valassis and Valcheck, the Company purchased Valcheck's customer lists, machinery and equipment, inventory and artwork related to Valcheck's mail-order check business and assumed the obligation to fulfill Valcheck's then-current check orders, as well as any check orders received from Valcheck customers after the Closing Date. In consideration of the assets purchased, the Company: (i) issued to Valcheck 500,000 shares of the Company's Common Stock (the "Valcheck Stock"), pursuant to the terms of a related Investment Agreement between the Company and Valcheck (the "Investment Agreement"); and
(ii) agreed to pay Valcheck 20% of the revenues it would receive within one year following the Closing Date, less certain adjustments for both the existing check orders the Company assumed the obligation to fulfill and for first-time check orders during this period that the Company would receive as a result of prior Valcheck solicitations.

    Under the terms of the Investment Agreement, the Company granted Valcheck a put option exercisable on the second anniversary of the Closing Date, which requires the Company to purchase up to all of the Valcheck Stock at a price of $5.00 per share. The closing price of the Company's Common Stock on the Closing Date was $3.75 per share. The Investment Agreement also provides that, so long as Valcheck controls at least 300,000 of the shares, Valcheck may designate one representative as a member of the Company's Board of Directors (the "Board"), and that so long as Valcheck controls any of the shares, it will vote all such shares in accordance with the recommendations made by the Board with respect to any matters put before the Company's stockholders for action. The shares of Valcheck Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act") and can only be disposed of in an offering registered under that Act or in a transaction exempt from registration thereunder. Valcheck has no registration rights in respect of the Valcheck Stock.

     In connection with the Valcheck Acquisition, the Company more than doubled its production capacity of personalized checks. Concurrent with the Valcheck Acquisition, the Company began a consolidation of its check production and other operations into a new 130,000 square foot facility. This facility is in the process of being completed and is further described below under
"- Manufacturing" and "Properties." In addition to the capacity increase, the Valcheck Acquisition added well over 900,000 names to the existing Artistic Checks{<reg-trade-mark>} customer name list. These names provide the Company with a potential low cost revenue stream resulting from reorders which have minimal advertising expense. The sale of personalized checks accounted for approximately 39.0% of the Company's total sales in 1995 as compared to 19.4% in 1994.

    Artistic Checks{<reg-trade-mark> }offered 57 designs at the close of 1995 and is in the process of reducing that number by the end of the first quarter of 1996. This strategy is intended to assist the Company in managing its inventory levels and base stock procurement processes, as well as to improve its press run efficiencies.

    Although management believes that the check business has matured to a stable growth level, the portion of that market represented by the sale of checks directly to consumers within the check business as a whole, is growing rapidly. The Company plans to grow its direct mail check business in 1996 by managing profitably the ratio between first-time orders and reorders, however, there can be no assurance that such strategy will necessarily result in profitable growth. This strategy was implemented with vigor in the third quarter of 1995 when the Company began to withdraw from certain unprofitable portions of media distribution.

    In September of 1995, Joseph Calabro, an experienced check-printing professional with thirty years in the business joined the Company as a consultant to oversee and manage the check production. Mr. Calabro became Senior Vice President of Manufacturing in January of 1996.

PERSONALIZED NAME AND ADDRESS PRODUCTS

    The Company shipped millions of personalized name and address labels, Mini-Printers<reg-trade-mark> and re-inkable stampers from its mechanized production line in 1995 to help grow its general merchandise customer lists to over 9 million names. This segment of the Company's business has been a staple for many years and management believes that the Company's proprietary processes for the production of these items have matured to provide a low-cost means to support high volume production while maintaining the high quality standards its customers have come to expect. The cost structure and efficiencies of the label operation in 1995 were somewhat less favorable than the Company has experienced in the past, primarily as a result of the temporary transfer of highly skilled employees from the name and address product manufacturing operation to assist in the production of personalized checks following the Valcheck Acquisition. The sale of personalized name and address products accounted for approximately 45.5% of the Company's total sales in 1995 as compared to 58.0% in 1994.

PERSONALIZED GENERAL MERCHANDISE

    More than ten years ago, the Company began a catalog solicitation program as a tool to market the Company's personalized products and broaden the number of products sold, as well as to attract a more upscale market with higher margin products and to increase its mail-order customer base. The Company distributes its catalog through mailings to its own customers, to customers whose names are rented from mailing lists and by inclusion of its catalog in each of the millions of boxes shipped in the Company's PI Programs each year, as well as in orders shipped by other catalog and merchandise mailers. The Company currently distributes one catalog called PERSONAL TOUCH. The sales from catalog operations accounted for approximately 10.1% of the Company's total sales in 1995 compared to 16.0% in 1994.

    In 1995, the Company distributed approximately 12 million catalogs in the U.S., compared with 26 million in 1994 and 31 million in 1993. The share of the Company's total revenues contributed by its catalog sales has declined year-to-year over the past several years for several reasons. First, during this time, the Company has been intensively reviewing its catalog product offerings and its catalog customer base to determine whether its catalogs are offering the product selections desired by its catalog customers, while at the same time working toward maximizing the margins on the products offered. As a result of such reviews, at the beginning of 1995, the Company terminated its "Initials" catalog and sold its accompanying rights and name list to a third party. At the same time, the Company also terminated its AMY ALLISON catalog. Secondly, all efforts were concentrated on downsizing and returning to profitability the remaining catalog, PERSONAL TOUCH. This included in-depth analysis of product mix to meet customer demand and maintain lower cost of goods, product designs, trends in the marketplace and segmentation of both in-house and rented customer lists. Top-selling products were then included in the PERSONAL TOUCH catalog if they matched the product mix and cost factors. Upon completion of the analysis, the PERSONAL TOUCH catalog was restructured as a more paper-goods-oriented catalog, targeting a lower cost of goods and an increased page count.

DIRECT MAIL ADVERTISING

    The Company's direct mail-order advertising efforts are focused primarily on FSI and Co-op Mailings.

    For many years, the Company has advertised its products through FSI advertising in Sunday newspapers nationwide in the United States and to a lesser extent in Canada. Since 1993, the Company has also advertised its personalized checks through its FSI and other direct mail programs. The Company has obtained the right of first refusal to purchase from Valassis extensive FSI circulation in newspapers throughout the United States each week. The Company believes that such access to its customers is crucial to manage its sales volumes profitably and targets its advertising to potential customers in regions which have historically produced the best response rates.

    Since 1988, the Company has been participating in nationwide Co-op Mailing programs to further its market penetration. Under these programs, printed inserts advertising the Company's products are distributed nationally along with the inserts of other participating advertisers on a regular basis through the mail. Additionally, the Company has been advertising in Co-op Mailing programs in Canada since 1993. Partially as a result of the Company's increased access to the FSI market, it has determined to reduce its participation in the less profitable Co-op Mailing programs to a minimum in 1996.

INTERNET AND OTHER MEDIA TESTS

    The Company began experimenting with advertising its personalized checks on the World Wide Web in August 1994, long before today's intense level of awareness of this medium. The Web pages have the advantage of showing all available designs (therefore, not being as limited as an ad showing only a few designs), as well as all other information and options regarding the checks. The site can be reached at http://www.spectra.net/mall/artistic.

    The Company is also accessible by e-mail on the Internet at artistic@spectra.net.

SERVICES

    The Company generates a small amount (approximately 2.5%) of its annual revenues through order fulfillment services, its PI Programs and List Rentals to other concerns for their use of the Company's customer names in mass mailings and solicitations. "Order fulfillment" services consist of the Company's filling orders placed as a result of advertising promotions by
various third parties.   In the PI Programs, the Company inserts its customers'
promotional materials in the Company's own mail order solicitations and product shipments.

DATA ENTRY/ORDER PROCESSING

    Over 8 million incoming orders were handled in the Company's Order Processing department in 1995. Approximately 80% of the Company's orders are received through the mail, with the remainder being accepted via the telephones. The orders received through the mail are opened, processed and batched for data entry usually within four hours of receipt from the post office.

    Four data entry sites, located in three New York State communities, key and verify tens of thousands of orders every day. Networked computers, utilizing post-relational database technology, along with fully integrated scanning devices, assist data entry clerks in the process of individually personalizing every product on every order. The speed and accuracy consistently exhibited by this department contributes to a high level of customer satisfaction, as well as the continued growth of repeat customers.

TELEMARKETING

    An increasing percentage of the Company's revenue is being generated through its call center. In 1995, over 2 million telephone calls were answered as compared to 1.2 million calls in 1994. With over 9 million customers and their orders on-line, along with a direct link to the manufacturing floor, the customer service/telemarketing representatives are able to recall detailed order history instantly, facilitating customer inquiries, reorders or problem resolution. The use of cross-selling and up-selling techniques results in the average order being 20-30% higher when an order is placed over the telephone versus being received through the mail.

MANUFACTURING

    The Company personalizes the majority of the paper products that it sells, while a few such items and certain non-paper products are manufactured by outside vendors. The Company has renovated a 130,000 square foot facility, which provides the necessary space for all present manufacturing operations of the Company. Management believes that housing all manufacturing under one roof will decrease the cost of material movement and increase productivity through more efficient utilization of its personnel.

    Manufacturing operations utilize some of the newest technology available for production of the Company's products. Activities are monitored to provide up-to-the-minute order tracking. Training programs assure a qualified group of employees. Quality assurance is maintained to provide the Company's customers with the highest degree of accuracy of product received.

    The Company must maintain a wide variety of paper inventory to meet the demand for its customers' orders. Based in part on past success rates with mail solicitations, mass advertising and on the somewhat cyclical nature of its business, the Company has traditionally been able to plan for its inventory needs without the necessity of committing large amounts of working capital to inventory for substantial periods of time. In spite of that fact, inventories increased substantially during 1995, largely as the result of a decision to focus on preventing out-of-stock conditions in the check operation and the nearly doubling of the number of the Company's check designs as a result of the Valcheck Acquisition, the former customers of which the Company now services. Management has discontinued many of these designs and is actively managing the reduction of inventory levels through various programs. The Company fulfills the majority of the orders it receives from its facilities in Elmira, New York. The orders not fulfilled in Elmira consist primarily of personalization of certain check designs which is subcontracted to a third party check printer.

    The Company's backlog of orders is generally small in relation to total sales and is not material to an understanding of the Company's business. Additionally, rapid order fulfillment is one means by which the Company can distinguish itself from its competition. Once a product is available for shipment, the mode of transportation can be U.S. bulk mail, priority mail or Federal Express. Because the Company is so heavily involved in direct mail solicitations and shipping of orders, increases in U.S. Postal Service rates affect its cost of doing business to a degree. Each time the U.S. Postal Service raises postage rates, the Company evaluates the classes of postage affected, the rates of increase and the potential impact on Company profits before it passes those increases on to its customers. The Company ships 3.5% of its products through private shipping providers such as Federal Express pursuant to contractual arrangements. The cost of such shipping is, generally, passed on to the customer and the Company is therefore not detrimentally affected by these changes in price structure.

RAW MATERIALS

    The raw materials necessary for its business are principally paper, paper products and printing supplies. While increases in the prices of these commodities affect the Company's cost of goods sold, such increases likewise affect the Company's competition; thus, it is not uniquely vulnerable to such changes. However, the Company's cash flow was detrimentally affected in 1995 as a result of substantial increases in the price of paper early in the year. Management believes that the availability of paper products in 1996 will expand with a concomitant stabilization in prices, although there can be no assurance of such stabilization. The Company historically has found the necessary materials readily available in sufficient quantities.

EMPLOYEES

    Due primarily to the rapid expansion of check-printing operations following the Valcheck Acquisition, the Company's full-time employment levels in 1995 fluctuated between a minimum of 554 persons to a high of 1,146 persons. All of the Company's employees are located at its facilities in Elmira, Binghamton and Penn Yan, New York. The central New York area provides an adequate supply of labor to meet the Company's present and foreseeable needs. Of its total number of employees, nine are executive management personnel and the remainder are employed in the areas of order entry, processing, production and shipping, sales and administration. The Company considers its employee relations to be good. The Company has never experienced a work stoppage and its employees are not represented by a labor union.

COMPETITION

    The Company believes that it competes primarily with all those who sell personalized products through the mails. Because the substantial majority of the Company's products are personalized, the Company does not believe that it encounters much, if any, retail competition. The Company does, however, face significant competition from as many as ten other direct-mail marketers of personalized checks, personalized name and address products and purveyors of personalized catalog general merchandise, as well as large check printing houses such as Deluxe Corporation ("Deluxe"), John H. Harland Company ("Harland") and Clarke American Checks, Inc. ("Clarke American"), which distribute personalized checks through banks and financial institutions across the country, each as further described below.

    In connection with the Company's three main product lines: personalized checks, personalized name and address products and personalized general merchandise (sold primarily through the Company's catalog, PERSONAL TOUCH), the Company believes specific and identifiable competitive factors exist for each.

    In the personalized check-printing segment, the Company believes that gross sales of personalized checks in the United States are in excess of $1.8 billion per year, the substantial majority of which consists of sales of checks through banks, directly to their accountholders. The three principal purveyors of those checks are Deluxe, Harland and Clarke American. Although the Company currently services certain credit unions, it has yet to enter the bank check market, which the Company believes has significant barriers to entry as a result of long-term arrangements between banks and their current suppliers.
The Company, therefore, offers its personalized checks through direct-mail solicitations and FSI's in tens of millions of Sunday newspapers throughout the country, and to its existing customers and their friends and families, through reorder forms contained in the customers' checkbooks. A number of other companies offer personalized checks through direct-mail solicitation and FSI's. However, the Company believes that it can compete effectively with those companies because of the selling and processing economies resulting from its substantial customer name lists; the previously mentioned access to targeted FSI advertising through Valassis; the accuracy, quality and speed of its production techniques; the variety of its design selections; and the efficacy of its customer-service department. Although the Company faces significant competitive price pressure, the Company believes that its price points and value-added services provide an attractive option to its customers. The Company also, unlike most of its competitors, benefits from its policy of not charging more for reorders, thereby maintaining loyalty from its established customer-base. Additionally, the Company guarantees the quality of all of its products, maintains a liberal exchange and refund policy in respect of unsatisfied customers, and maintains high standards of order turnaround times to ensure its customers are provided with their checks quickly.

    In the personalized name and address product segment, the Company directly competes with numerous direct mail purveyors of personalized labels whose product is sold at substantially the same price as the Company's personalized labels. The Company, therefore, has broadened its personalized name and address product line with new designs and offers its labels through unique advertising presentations to distinguish Artistic Labels from its competition. In addition, the Company believes it has a substantial share of this market, with resulting processing and production economies to be a low-cost producer of these items.


    In the personalized product segment sold through the PERSONAL TOUCH catalog, the Company competes with many other catalog purveyors of personalized general merchandise, the number of which has grown over the years. The Company believes that its competition does not lie directly with all catalog marketers because of the value-added perception of potential customers to having their name on the products which the Company offers. The Company attempts to distinguish itself from other direct-mail manufacturers of personalized merchandise by providing an interesting variety of high-quality goods in a quick period of time. The Company has also focused its catalog offerings on personalized-paper products and it believes that such focus has, and will continue to, set it apart from other marketers of personalized general merchandise. Additionally, through the Company's telemarketing department, its employees utilize upselling techniques as well as encourage its customers to join the Company's buyers' club, entitling them to discounts and encouraging their loyalty to the Company.

ITEM 2. PROPERTIES.

    The Company's operations are conducted in Elmira, Binghamton and Penn Yan, New York. Presently, the Elmira facilities consist of the Company's new 130,000 production facility on Lake Street in which check and catalog manufacturing, and warehousing is located ("Artistic Plaza"); two adjacent locations on William Street; two adjacent buildings in downtown Elmira; and warehouse space in the Elmira area. The Company owns the entire premises at 401-409 William Street, which contains approximately 35,000 square feet of manufacturing (collation and insertion for mailings) and warehouse space. The Company also owns approximately 28,000 square feet at 308 William Street, where labels and other products are personalized, and leases approximately 3,400 square feet at 406 Academy Place pursuant to a lease with Stuart Komer, the Company's Chairman, Chief Executive Officer and President, which expires upon notice solely at the discretion of the Company. These facilities are used for production and warehouse space. The Company also owns the adjacent buildings at One Komer Center and 112 North Main Street in Elmira, which contain approximately 49,000 and 21,000 square feet, respectively. The building at One Komer Center is used for telemarketing, order entry and administrative office space, while the building at 112 North Main Street is used for a retail store, product display, training and data entry. The Company also leases approximately 14,000 square feet in Elmira, which it uses as a warehouse, as well as 3,000 square feet in Penn Yan and 5,600 square feet in Binghamton, both of which facilities are used primarily for data entry. The Company believes that these areas are well maintained and suitable for its present needs. Under its leases, the Company paid an aggregate of approximately $340,000 in annual rents in 1995, which it believes is comparable to the market rate for similar space in the Elmira, New York and surrounding areas.

ITEM 3. LEGAL PROCEEDINGS.

    There were no material legal proceedings involving the Company pending at December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED      STOCKHOLDER
    MATTERS.

    This information is incorporated by reference to the section of the Company's 1995 Annual Report to Stockholders ("1995 Annual Report") entitled "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

ITEM 6. SELECTED FINANCIAL DATA.

    This information is incorporated by reference to the section of the 1995 Annual Report entitled "SELECTED FINANCIAL DATA - FINANCIAL HIGHLIGHTS."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      CONDITION AND
    RESULTS OF OPERATIONS.

    This information is incorporated by reference to the section of the 1995 Annual Report entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    This information is incorporated by reference to the sections of the 1995 Annual Report entitled "BALANCE SHEETS," "STATEMENTS OF OPERATIONS," "STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY," "STATEMENTS OF CASH FLOW," "NOTES TO FINANCIAL STATEMENTS," "SELECTED FINANCIAL DATA - SELECTED QUARTERLY FINANCIAL INFORMATION," and "REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON       ACCOUNTING AND
    FINANCIAL DISCLOSURE.

    Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This information is incorporated by reference to the section of the Company's definitive Proxy Statement filed with respect to its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") entitled "PROPOSAL 1 "-ELECTION OF DIRECTORS" AND "-EXECUTIVE OFFICERS."

ITEM 11. EXECUTIVE COMPENSATION.

    This information is incorporated by reference to the section of the 1996 Proxy Statement entitled "PROPOSAL 1 - COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT.

    This information is incorporated by reference to the section of the 1996 Proxy Statement entitled "PROPOSAL 1 - SECURITY OWNERSHIP OF CERTAIN PERSONS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This information is incorporated by reference to the Company's 1996 Proxy Statement entitled "PROPOSAL 1 - CERTAIN TRANSACTIONS."


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  FINANCIAL STATEMENTS AND EXHIBITS.

    (1) FINANCIAL STATEMENTS. The following financial statements of the Company and the accountant's report thereon are included in the 1995 Annual Report and are incorporated herein by reference:

         <circle> Report of Independent Public Accountants.

         <circle> Balance Sheets, December 31, 1995 and 1994.

         <circle> Statements of Operations for the three years ended December
              31, 1995.

         <circle> Statements of Changes in Stockholders' Equity for the three years ended December 31, 1995.

         <circle> Statements of Cash Flows for the three years ended December
              31, 1995.

         <circle> Notes to Financial Statements.

    (2)  FINANCIAL STATEMENT SCHEDULES.  Not applicable.

    (3) EXHIBITS. The following constitutes the list of exhibits required to be filed as a part of this Report pursuant to Item 601 of Regulation S-K:

EXHIBIT INDEX
      EXHIBIT
      Number               Description                                  Location
        2-1        Amended Standstill Agreement dated           Incorporated by Reference to
                   as of June 1, 1992, between                  Exhibit 2-1 to the Company's
                   American Greetings Corporation               Report on Form 8-K filed on July
                   ("American") and Artistic                    2, 1992.
                   Greetings Incorporated (the
                   "Company").

        3-1        Certificate of Incorporation of              Incorporated by Reference to
                   the Company, a Delaware                      Exhibit 3-1 to the Company's Form
                   corporation.                                 10-K for the year ended December
                                                                31, 1987.

        3-2        Bylaws of the Company, as amended.           Incorporated by Reference to
                                                                Exhibit 3-2 to the Company's Form
                                                                10-K for the year ended December
                                                                31, 1992 ("1992 10-K").

        4-1        Investment Agreement between                 Incorporated by Reference to
                   Valcheck Company ("Valcheck") and            Exhibit 4-1 to the Company's
                   the Company dated May 30, 1995.              Report on Form 8-K filed on June
                                                                15, 1995.

       10-1*       Company's Employee Long-Term                 Incorporated by Reference to
                   Incentive Plan, as amended.                  Exhibit 10-1 to the Company's Form
                                                                10-K for the year ended December
                                                                31, 1993 ("1993 10-K").

       10-2*       Employment Agreement between the             Incorporated by Reference to
                   Company and Stuart Komer.                    Exhibit 10-2 to the 1993 10-K.

       10-3*       Form of Deferred Compensation Plan           Incorporated by Reference to
                   between the Company and Stuart               Exhibit 10-9 to the Company's 10-K
                   Komer.                                       for the year ended December 31,
                                                                1986.

       10-4        Purchase Agreement among Valcheck,           Incorporated by Reference to
                   Valassis and the Company dated May           Exhibit 10-1 of the Company's
                   31, 1995.                                    Report on Form 8-K filed on June
                                                                15, 1995.

       10-5        Revolving Loan Agreement dated               Filed herewith; see Exhibit Index.
                   March 8, 1996, between the Company
                   and Marine Midland Bank, N.A.
                   ("Marine").

       10-6*       Outside Directors Compensation               Incorporated by Reference to
                   Plan.                                        Exhibit 10-14 to the 1992 10-K.

       10-7        Security Agreement dated March 8,            Filed herewith; see Exhibit Index.
                   1996, between the Company and
                   Marine.

       10-8        Lease dated March 31, 1993 between           Lease incorporated by Reference to
                   the Company (Tenant) and Stuart              Exhibit 10-11 to the 1993 10-K;
                   Komer (Landlord) leasing premises            amendment filed herewith, see
                   located at 406 Academy Place,                Exhibit Index.
                   Elmira, NY, as amended.

       10-9        Term Note and Mortgage dated                 Incorporated by Reference to
                   August 16, 1991 for $750,000                 Exhibit 10-15 to the Company's
                   between the Company and Marine.              Form 10-K for the year ended
                                                                December 31, 1991 ("1991 10-K").

       10-10       Sale and Development Agreement               Incorporated by Reference to
                   dated April 26, 1991 between the             Exhibit 10-16 to the Company's
                   Company and the City of Elmira,              1991 10-K.
                   NY.

       10-11       Loan Agreement dated July 7, 1994,           Incorporated by Reference to
                   re: $3,500,000 equipment financing           Exhibit 10-14 to the Company's
                   line of credit ("Chase Agreement")           Form 10-K for the year ended
                   between the Company and The Chase            December 31, 1994 ("1994 10-K").
                   Manhattan Bank, N.A. ("Chase").

       10-12       Amendment to Chase Agreement dated           Filed herewith; see Exhibit Index.
                   March 1996.

       10-13       Loan Agreement dated August 30,              Filed herewith; see Exhibit Index.
                   1995, between the Company and
                   Southern Tier Economic Growth,
                   Inc. with exhibits.

       10-14       Loan Agreement and Direct Mortgage           Filed herewith; see Exhibit Index.
                   dated November 6, 1995 between the
                   Company and the New York State
                   Urban Development Corporation.

       10-15       Amendment and Modification                   Filed herewith; see Exhibit Index.
                   Agreement between the Company and
                   Marine dated March 8, 1996.

      10-16*       Employment Agreement between the             Filed herewith; see Exhibit Index.
                   Company and Joseph Calabro.

       10-17       Advertising Agreement between                Filed herewith; see Exhibit Index.
                   Valassis Communications, Inc.
                   ("Valassis") and the Company dated
                   May 30, 1995.

        11         Statement re: computation of per             See Note 1 to the Notes to the
                   share earnings.                              Consolidated Financial Statements
                                                                Incorporated by Reference in Item
                                                                8 hereof.

        13         Company's 1995 Annual Report to              Filed herewith; see Exhibit Index.
                   Stockholders.

        23         Consent of Arthur Andersen LLP,              Filed herewith; see Exhibit Index.
                   Certified Public Accountants, re:
                   Incorporation by Reference.

        27         Financial Data Schedule.                     Filed only with EDGAR filing, per
                                                                Regulation S-K, Rule 601
                                                                (c)(1)(v).

___________________________

    * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14 (c) of this Report.

    (b) REPORTS ON FORM 8-K. On October 3, 1995, the Company filed a report on Form 8-K to report, under the heading of Item 5, Other Events, on the resignation of David C. Lee as its President and Chief Operating Officer, effective September 15, 1995.

    (c)  EXHIBITS.  See Exhibit Index.

    (d)  FINANCIAL STATEMENT SCHEDULES.  Not applicable.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               ARTISTIC GREETINGS INCORPORATED



Dated: March 29, 1995      By: /S/ROBERT E. JOHNSON
                               Name: Robert E. Johnson
                               Title: Senior Vice President Finance
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company, in the capacity and as of the dates indicated.



By: /S/NORMAN S. EDELCUP                       Date: March 29, 1996
    Name: Norman S. Edelcup
    Title: Director


By: /S/LYNDON E. GOODRIDGE                     Date: March 29, 1996
    Name: Lyndon E. Goodridge
    Title: Director


By: /S/STUART KOMER                            Date: March 29, 1996
    Name: Stuart Komer
    Title: Chairman, Chief Executive Officer
         and President


By: /S/ALAN F. SCHULTZ                         Date: March 29, 1996
    Name: Alan F. Schultz
    Title: Director


By: /S/IRVING I. STONE                         Date: March 29, 1996
    Name: Irving I. Stone
    Title: Director


By: /S/MORRY WEISS                             Date: March 29, 1996
    Name: Morry Weiss
    Title: Director

EXHIBIT INDEX
     EXHIBIT
     Number             Description                                  Location
       2-1       Amended Standstill Agreement                Incorporated by Reference to
                 dated as of June 1, 1992, between           Exhibit 2-1 to the Company's
                 American Greetings Corporation              Report on Form 8-K filed on July
                 ("American") and Artistic                   2, 1992.
                 Greetings Incorporated (the
                 "Company").

       3-1       Certificate of Incorporation of             Incorporated by Reference to
                 the Company, a Delaware                     Exhibit 3-1 to the Company's Form
                 corporation.                                10-K for the year ended December
                                                             31, 1987.

       3-2       Bylaws of the Company, as                   Incorporated by Reference to
                 amended.                                    Exhibit 3-2 to the Company's Form
                                                             10-K for the year ended December
                                                             31, 1992 ("1992 10-K").

       4-1       Investment Agreement between                Incorporated by Reference to
                 Valcheck Company ("Valcheck") and           Exhibit 4-1 to the Company's
                 the Company dated May 30, 1995.             Report on Form 8-K filed on June
                                                             15, 1995.

      10-1       Company's Employee Long-Term                Incorporated by Reference to
                 Incentive Plan, as amended.                 Exhibit 10-1 to the Company's
                                                             Form 10-K for the year ended
                                                             December 31, 1993 ("1993 10-K").

      10-2       Employment Agreement between the            Incorporated by Reference to
                 Company and Stuart Komer.                   Exhibit 10-2 to the 1993 10-K.

      10-3       Form of Deferred Compensation               Incorporated by Reference to
                 Plan between the Company and                Exhibit 10-9 to the Company's 10-
                 Stuart Komer.                               K for the year ended December 31,
                                                             1986.

      10-4       Purchase Agreement among                    Incorporated by Reference to
                 Valcheck, Valassis and the                  Exhibit 10-1 of the Company's
                 Company dated May 31, 1995.                 Report on Form 8-K filed on June
                                                             15, 1995.

      10-5       Revolving Loan Agreement dated              Filed herewith.
                 March 8, 1996, between the
                 Company and Marine Midland Bank,
                 N.A. ("Marine").

      10-6       Outside Directors Compensation              Incorporated by Reference to
                 Plan.                                       Exhibit 10-14 to the 1992 10-K.


      10-7       Security Agreement dated March 8,           Filed herewith.
                 1996, between the Company and
                 Marine.

      10-8       Lease dated March 31, 1993                  Lease incorporated by Reference
                 between the Company (Tenant) and            to Exhibit 10-11 to the 1993 10-
                 Stuart Komer (Landlord) leasing             K; amendment filed herewith.
                 premises located at 406 Academy
                 Place, Elmira, NY, as amended.

      10-9       Term Note and Mortgage dated                Incorporated by Reference to
                 August 16, 1991 for $750,000                Exhibit 10-15 to the Company's
                 between the Company and Marine.             Form 10-K for the year ended
                                                             December 31, 1991 ("1991 10-K").

      10-10      Sale and Development Agreement              Incorporated by Reference to
                 dated April 26, 1991 between the            Exhibit 10-16 to the Company's
                 Company and the City of Elmira,             1991 10-K.
                 NY.

      10-11      Loan Agreement dated July 7,                Incorporated by Reference to
                 1994, re: $3,500,000 equipment              Exhibit 10-14 to the Company's
                 financing line of credit ("Chase            Form 10-K for the year ended
                 Agreement") between the Company             December 31, 1994 ("1994 10-K").
                 and The Chase Manhattan Bank,
                 N.A. ("Chase").

      10-12      Amendment to Chase Agreement                Filed herewith.
                 dated March 1996.

      10-13      Loan Agreement dated August 30,             Filed herewith.
                 1995, between the Company and
                 Southern Tier Economic Growth,
                 Inc. with exhibits.

      10-14      Loan Agreement and Direct                   Filed herewith.
                 Mortgage dated November 6, 1995
                 between the Company and the New
                 York State Urban Development
                 Corporation.

      10-15      Amendment and Modification                  Filed herewith.
                 Agreement between the Company and
                 Marine dated March 8, 1996.

      10-16      Employment Agreement between the            Filed herewith.
                 Company and Joseph Calabro.

      10-17      Advertising Agreement between               Filed herewith. [Note: This
                 Valassis Communications, Inc.               exhibit is the subject of a
                 ("Valassis") and the Company                request for confidential
                 dated May 30, 1995.                         treatment before the SEC.]

       11        Statement re: computation of per            See Note 1 to the Notes to the
                 share earnings.                             Consolidated Financial Statements
                                                             Incorporated by Reference in Item
                                                             8 hereof.

       13        Company's 1995 Annual Report to             Filed herewith.
                 Stockholders.

       23        Consent of Arthur Andersen LLP,             Filed herewith.
                 Certified Public Accountants, re:
                 Incorporation by Reference.

       27        Financial Data Schedule.                    Filed only with EDGAR filing, per
                                                             Regulation S-K, Rule 601
                                                             (c)(1)(v).