Form 10-Q
period 1996-03-31
ARTISTIC GREETINGS INC
filed 1996-05-15
CIK 7610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1996

                                      or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:  0-7513

                  ARTISTIC GREETINGS INCORPORATED
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    16-0909929
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

                               ONE KOMER CENTER
                            ELMIRA, NEW YORK  14902
                                (607) 737-5235
   (Address of principal executive offices, including Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [   ] No


As of May 6, 1996, the Registrant had 6,537,720 shares of its common stock issued and outstanding.

                                                              PAGE NO.

Part I. Financial Information

        Item 1. Financial Statements

                 Balance Sheets                                    3

                 Statements of Operations                          4

                 Statements of Cash Flows                          5

                 Notes to Financial Statements                     6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     8

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                  11

               Signatures                                         12

               Exhibit Index                                      13

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

ARTISTIC GREETINGS INCORPORATED
BALANCE SHEETS
                                                        March 31,               December 31,
                                                          1996                     1995

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA         (Unaudited)
                        ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                              $ 704                  $ 529
  Marketable securities:
     Trading, at market (cost $2,383 in 1996
     and $1,704 in 1995)                                 2,650                  1,926
     Available for sale, at market (cost $11
     in 1996 and $651 in 1995)                              17                    653
  Trade receivables - net                                1,856                  1,803
  Income taxes receivable                                  900                    900
  Inventories                                            4,565                  5,849
  Prepaid advertising                                    3,795                  6,116
  Prepaid expenses and other                                77                     27

       TOTAL CURRENT ASSETS                             14,564                 17,803

Deferred advertising                                     2,675                  3,537
Property, plant and equipment, net                      16,630                 16,869
Cash surrender value of life insurance                     322                    308
Other assets                                                53                    137

       TOTAL ASSETS                                   $ 34,244               $ 38,654

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to bank                                $ 3,294                  $ -
  Current portion of long-term debt                      1,820                  1,777
  Accounts payable, trade                               10,305                 13,993
  Accrued liabilities                                    1,342                    991
  Customer advances                                        674                    237

       TOTAL CURRENT LIABILITIES                        17,435                 16,998

Long-term debt                                           4,023                  9,593
Other liabilities                                          459                    483

       TOTAL LIABILITIES                                21,917                 27,074

Common stock, subject to put option - 500,000 shares     2,109                  2,032

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares;
       Issued: 6,037,720 shares in 1996;
             6,037,720 shares in 1995                      604                    604
  Additional paid-in capital                            11,028                 11,028
  Unrealized (losses) gains on marketable
  securities held as available for sale,
  net of tax effect                                         (1)                     1
  Retained earnings                                       (477)                (1,149)

                                                        11,154                 10,484

  Less: Treasury stock, at cost (216,427 and
  216,427 shares in 1996 and
     1995, respectively)                                  (936)                  (936)

       TOTAL STOCKHOLDERS' EQUITY                       10,218                  9,548

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 34,244               $ 38,654

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

                                                             QUARTER ENDED
                                                          March 31,   March 31,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA              1996        1995

Net sales                                                $ 27,008      $ 21,488
Cost of sales                                              11,051         7,974
Gross profit                                               15,957       13,514

Selling, advertising, general and
administrative expenses                                    14,866       15,290
INCOME (LOSS) FROM OPERATIONS                               1,091       (1,776)

Other income (expense):
   Interest and dividend income                                33          105
   Net unrealized gains on trading securities                  44           63
   Net realized gains (losses) on marketable securities        39          (27)
   Interest expense                                          (306)        (146)
   Other                                                     (229)         215
INCOME (LOSS) BEFORE TAXES                                    672       (1,566)

Provision for (benefit from) income taxes                       0         (537)
NET INCOME (LOSS)                                        $    672      $(1,029)

Net income (loss) per common and common equivalent share  $  0.10      $ (0.17)

Weighted average number of common and common equivalent
   shares outstanding                                   6,539,083    5,881,725

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOW


                                                             Quarter Ended
                                                        March 31,     March 31,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA            1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $  672        $ (1,029)
Adjustments to reconcile net income (loss)
        to net cash provided by
        (used in) operating activities:
  Depreciation and amortization                            640             493
  Net unrealized gains on trading securities               (44)            (39)
  Net realized gains on marketable securities              (39)            (27)
  Purchase of trading securities                          (944)           (188)
  Proceeds from sale of trading securities                 263             771
  Amortization of interest credit from
     New York State Urban
     Development Corporation grant                         (25)             --
  Accretion of common stock subject to a put option         78              --
  Increase in cash surrender value of life insurance       (14)            (24)
  (Increase) decrease in assets:
     Trade receivables                                     (53)            134
     Income taxes receivable                                --            (154)
     Inventories                                         1,284            (592)
     Prepaid advertising, prepaid expenses and other     2,355           1,833
     Deferred advertising                                  862           1,123
  Increase (decrease) in liabilities:
     Checks-in-transit                                     (41)           (931)
     Accounts payable, trade                            (3,540)         (1,048)
     Accrued liabilities                                   351            (667)
     Customer advances                                     437             (66)
     Deferred income taxes                                  --            (250)
     Federal and state taxes payable                      (108)             --

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES 2,134            (661)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                 (401)         (1,145)
Purchase of marketable securities                           --            (819)
Proceeds from sale of marketable securities                675             178

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   274          (1,786)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts received under lines of credit     (7,633)        (12,579)
Proceeds received under lines of credit                  5,965          11,463
Proceeds from long-term borrowings                          --           5,000
Proceeds from issuance of common stock,
        treasury stock and
        options exercised                                   --               2
Repayment of long-term debt                               (565)            (69)

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  (2,233)          3,817

Net increase in cash and cash equivalents                  175           1,370
Cash and cash equivalents at beginning of year             529             149
Cash and cash equivalents at end of year                $  704         $ 1,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
  Interest                                              $  225         $   138
  Income taxes, net of refunds received                     --            (136)

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

NOTE 1.   STATEMENT OF MANAGEMENT

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company incorporated reclassifications of 1995 information to conform to the current presentations of its financial statements included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 report on Form 10-K.

    In the opinion of management, the information contained herein reflects all adjustments that are of a normal recurring nature and necessary to a fair statement of the results of operations for the periods presented in the statements of operations included herein.

NOTE 2. FORM 10-K

    Reference is made to the following footnotes included in the Company's 1995 report on Form 10-K:

    1.  Summary of Significant Accounting Policies
    2.  Marketable Securities
    3.  Inventories
    4.  Property, Plant and Equipment
    5.  Accrued Liabilities
    6.  Income Taxes
    7.  Leases
    8.  Debt
    9.  Defined Contribution Savings Plan
    10. Stock Options
    11. Stockholders' Equity
    12. Related Party Transactions
    13. Commitments and Contingencies
    14. Supplemental Disclosure of Noncash Investing and Financing Activity
    15. New Accounting Standards

NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 6,539,083 for the quarter ended March 31, 1996 and 5,881,725 for the quarter ended March 31, 1995.


NOTE 4. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY.

    During May 1995, the Company acquired certain assets of Valcheck Company in exchange for 500,000 shares of the Company's common stock. The common stock was issued at a price of $3.75 per share, or $1,875. The common stock is puttable to the Company, at the Seller's option, two years from the acquisition date at $5 per share.


    Fair value of assets acquired     $ 1,875

    Less:  common stock issued          1,875

    Cash paid                         $   --


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share data)

Results of Operations:

NET SALES
In the first three months of 1996, the Company's net sales increased 25.7% to $27,008 from $21,488 in the comparable period of 1995. This increase, despite a reduction in advertising expenditures as further described below, resulted primarily from improved response rates in both the Company's catalog and advertising for its personalized name and address products, which consists of labels, MiniPrinters{<reg-trade-mark>}, self-inking stamps and certain other products generally sold through mass media channels ("personalized products"). Sales decreased in the personalized products category by 9.8%, from $12,366 in the first three months of 1995 to $11,160 in the comparable period of 1996, while catalog sales offset such decrease with a 53.2% increase to $2,837 in the first three months of 1996 from $1,853 in the prior period. Check sales grew 95.2% from $5,910 in the first three months of 1995 to $11,538 in the comparable period of 1996. This growth is attributable to the increase in the Company's check-customer base, an increase in the Company's free standing insert advertising circulation, the acquisition of customers in May of 1995 as a result of the acquisition of assets of Valcheck Company (the "Valcheck Acquisition"), and the increase in the Company's reorder rate as a proportion of first-time customers.

COST OF SALES
The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

The cost of materials in the first three months of 1996 increased 47.8% to $5,976 from $4,044 in the comparable period of 1995, which is a 3.3% increase as a percentage of sales from the prior period. Such increase as a percentage of sales is primarily the result of the increase in subcontracting of a portion of check personalization and fulfillment as well as the increase in check production, with its relatively higher material content as a percent of sales. Lower sales volume in certain personalized-product lines partially offset volume-related increases in material costs for checks and catalog sales. Finally, material costs increased 3.4% as a component of net sales between years due to the subcontracting of a portion of check personalization and fulfillment.

Direct labor was up 28.1% from $1,497 in the first three months of 1995 to $1,918 in the comparable period of 1996, an increase of 0.1% as a component of net sales during that period for two primary reasons. First, as discussed above, check-printing volume increased substantially requiring an increase in labor for check printing. The second factor for the increase in direct labor was the integration of the Valcheck Acquisition and increases in check reorders and catalog orders, resulting in higher telemarketing labor.

Manufacturing overhead increased 32.5% to $3,157 in the first three months of 1996 from $2,382 in the comparable period of 1995, however, such increase only represents a .6% increase as a component of sales between periods. Employee benefits expense increased substantially between periods as a result of both overall higher employment levels and the conversion of long-term temporary personnel to full-time status. Supplies expenses were higher in the first three months of 1996 due to the volume growth. Increased telephone expense was attributable to the previously mentioned higher telemarketing activity. Finally, depreciation expense increased by 42.4% from $321 in the first three months of 1995 to $457 in the comparable period of 1996, as a result of the purchase of Artistic Plaza in the second quarter, the refurbishment of that facility and the purchase of check-printing equipment to support volume increases.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
The three largest components of SG&A expenses are advertising, postage and labor.

Advertising expense decreased 8.3% to $10,439 in the first three months of 1996 from $11,383 in the comparable period of 1995, which represents a decrease of 14.3% as a component of sales. Although advertising for personalized products, catalog and international categories decreased by 24.6% from the first three months of 1995 due to downsizing efforts to improve profitability, such decrease was offset by a 21.2% increase in advertising for checks, as the Company took advantage of increased availability of circulation resulting from an advertising agreement with Valassis Communications, Inc. that was entered into in connection with the Valcheck Acquisition.

Postage and shipping expense in the first three months of 1996 increased 23.3% to $2,432 from $1,972 in the comparable period of 1995, however, such decrease only represents a .2% decrease as a component of sales. Such aggregate increase in postage and shipping expense is attributable primarily to check volume increases, which packages are generally heavier and cost more to ship than other product lines. The reduction as a percentage of sales is attributable to a more effective method of consolidating orders from different production areas for shipment to the Company's customers, which primarily resulted from the consolidation of the Company's manufacturing facilities between the periods.

Other administrative expense increased in the first three months of 1996 by 3.9% to $1,996 from $1,921 in the comparable period of 1995, representing a reduction of 1.6% as a component of sales. This reduction as a percentage of sales is substantially the result of the decrease in salaries and wages, with associated reductions in employee benefits costs. Several other factors offset one another, including increases in expenses for consulting, legal and other outside advisors to the Company to facilitate the business restructuring, which in turn were offset by reductions in travel, office supplies, rental expense and the elimination of international marketing expense.

OTHER EXPENSE (INCOME)
The Company incurred other expenses of $419 in the first three months of 1996, a change of 306.4% from ($203) income in the comparable period of 1995. Interest expense increased 56.2% to $228 in the first three months of 1996 from $146 in the comparable period of 1995, which represents an increase of .2% as a component of sales. The increase in interest expense was due to increased borrowing to support the expansion of facilities and working capital for the growth of the check business. Additionally, in June 1995 the Company began to accrete a monthly expense to account for the increase of the value of the common stock subject to a put option granted to Valcheck in the Valcheck Acquisition.

TAX PROVISION
No tax provision was recorded in the first three months of 1996 as compared to a tax benefit recorded in the prior period of $537, based on the Company's expectation that it will recognize a tax benefit for its net operating loss carryforward.

NET INCOME
For the reasons discussed above, the Company's net income in the first three months of 1996 increased 165.3% to $672 or $0.10 per share, from a net loss in the prior period of $1,029 or $0.17 per share.

LIQUIDITY & CAPITAL RESOURCES
Cash and cash equivalents, combined with marketable securities, totaled $3,108 at December 31, 1995 and $3,371 at March 31, 1996. Total liabilities decreased by $5,157 or 19.1% from $27,074 at December 31, 1995 to $21,917 at March 31,
1996. The decrease in long-term debt from $9,593 at December 31, 1995 to $4,023 at March 31, 1996 was the result of the reclassification of notes payable to bank of $3,294 to current at March 31, 1996 and repayment of long-term debt. Notes payable to bank was reduced from $4,962 at December 31, 1995 to $3,294 at March 31, 1996. Accounts payable was reduced by 26.4% from $13,993 at the end of 1995 to $10,305 at March 31, 1996. At March 31, 1996,
the Company had total borrowing capacity of $5,277 in its secured line of credit with its bank of which total approximately $1,983 remained available for borrowing as of such date. The Company believes that it has sufficient resources from its present cash and cash-equivalent position, cash flow from operations and its line of credit to meet its current obligations. The Company also believes that its cash and cash-equivalent position, combined with operating revenues and its existing credit line, will be sufficient to finance its internal growth and capital expenditures needs and meet its obligations under its credit facility during the next twelve months.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.  See Exhibit Index.

     b)   Reports on Form 8-K.  None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARTISTIC GREETINGS INCORPORATED


Dated: May 15, 1996         By: /S/ROBERT E. JOHNSON
                               Robert E. Johnson
                               Senior Vice President Finance and
                               Chief Financial Officer

EXHIBIT
NUMBER        DESCRIPTION                       PAGES

11           Statement re: computation of       See Note 3 to the Financial
             per share earnings                 Statements contained in this
                                                report

27           Financial Data Schedule            Filed only with EDGAR filing,
                                                per Regulation S-K,
                                                Rule 601(c)(1)(v)