Form 10-Q
period 1996-06-30
ARTISTIC GREETINGS INC
filed 1996-08-14
CIK 7610

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1996

                                      or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-7513


                  ARTISTIC GREETINGS INCORPORATED
            (Exact name of registrant as specified in its charter)

               DELAWARE                             16-0909929
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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

[ X ] Yes  [   ] No


As of July 31, 1996, the Registrant had 6,543,751 shares of its common stock issued and outstanding.

                                                              PAGE NO.

Part I. Financial Information

        Item 1. Financial Statements

                 Balance Sheets                                    3

                 Unaudited Statements of Operations                4

                 Unaudited Statements of Cash Flows                5

                 Unaudited Notes to Condensed Financial Statements  6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     8

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders  12

        Item 6. Exhibits and Reports on Form 8-K                  12

               Signatures                                         13

               Exhibit Index                                      14

PART I  FINANCIAL INFORMATION

Item 1.         Financial Statements

ARTISTIC GREETINGS INCORPROATED
BALANCE SHEETS

                                                     June 30,         December 31,
                                                      1996               1995

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA         (Unaudited)


                        ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                             $  534         $ 529
  Marketable securities:
     Trading at market (cost $2,452
     in 1996 and $1,704 in 1995)                         2,709         1,926
     Available for sale, at market
     (cost $9 in 1996 and $651 in 1995)                     18           653
  Trade receivables - net                                1,242         1,803
  Income taxes receivable                                   -            900
  Inventories:
     Finished goods                                        891           798
     Work-in-process                                       694           492
     Raw materials and supplies                          1,810         4,559
  Prepaid advertising                                    4,622         6,116
  Prepaid expenses and other                               171            27

       TOTAL CURRENT ASSETS                             12,691        17,803

Deferred advertising                                     2,412         3,537
Property, plant and equipment - net                     16,206        16,869
Cash surrender value of life insurance                     335           308
Other assets                                                60           137

       TOTAL ASSETS                                   $ 31,704      $ 38,654

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to bank                                 $   -          $  -
  Current portion of long-term debt                      1,954         1,777
  Accounts payable - trade                               8,193        13,993
  Accrued liabilities                                    1,519           991
  Customer advances                                        263           237

       TOTAL CURRENT LIABILITIES                        11,929        16,998

Long-term debt                                           6,500         9,593
Other liabilities                                          433           483

       TOTAL LIABILITIES                                18,862        27,074

Common stock subject to put option - 500,000 shares      2,187         2,032

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares
       Issued: 6,037,720 shares in 1996;
             6,037,720 shares in 1995                      604           604
  Additional paid-in capital                            11,027        11,028
  Unrealized gains on marketable securities
  held as available for sale,
    net of tax effect                                        1             1

  Retained earnings ....................................   (46)       (1,149)

                                                         11,586       10,484

  Less: Treasury stock, at cost (215,356 and
        216,427 shares in 1996 and
        1995, respectively)                                (931)        (936)

       TOTAL STOCKHOLDERS' EQUITY                        10,655        9,548

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $31,704      $38,654

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

                                                                   QUARTER ENDED                SIX-MONTHS ENDED
                                                                     June 30,                       June 30,


IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                    1996             1995             1996             1995
Net sales                                                 $     22,250      $    18,982     $     49,258     $     40,469
Cost of sales                                                    8,931            7,422           19,982           15,527

Gross profit                                                    13,319           11,560           29,276           24,942
Selling, advertising, general and
administrative expenses                                         12,535           11,887           27,401           27,045

INCOME (LOSS) FROM OPERATIONS                                      784             (327)           1,875           (2,103)
Other income (expense)
    Interest and dividend income                                    11              120               79              225
    Net unrealized gains on trading securities                       8               84               52              147
    Net realized gains (losses) on marketable
        securities                                                  44              (71)              83              (98)
    Interest expense                                              (187)            (220)            (518)            (366)
    Other                                                         (230)              31             (469)             245
INCOME (LOSS) BEFORE TAXES                                         430             (383)           1,102           (1,950)

Provision for (benefit from) income taxes                            0             (146)               0             (684)
NET INCOME (LOSS)                                           $      430         $   (237)           1,102           (1,266)

   Net income (loss) per common and common
   equivalent share                                         $     0.07          $ (0.04)         $  0.17          $ (0.21)

   Weighted average number of common shares
   outstanding                                               6,321,940          6,008,564        6,321,617        5,926,939

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

                                                             SIX MONTHS ENDED
                                                        June 30,      June 30,
                                                          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ 1,102       $ (1,266)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                           1,279          1,053
  Net unrealized gains on trading securities                (52)          (147)
  Net realized (losses) gains on marketable securities      (83)            98
  Purchase of trading securities                         (1,653)        (1,271)
  Proceeds from sale of trading securities                1,006            262
  Amortization of interest credit from
    New York State Urban
    Development Corporation grant                           (50)             -
  Accretion of common stock subject to put option           156              -
  Increase in cash surrender value of life insurance        (28)           (38)
  (Increase) decrease in assets:
     Trade receivables                                      561           (163)
     Income taxes receivable                                900           (154)
     Inventories                                          2,454         (1,234)
     Prepaid advertising, prepaid expenses and other      1,427         (4,077)
     Deferred advertising                                 1,125          1,508
  Increase (decrease) in liabilities:
     Checks-in-transit                                     (625)          (931)
     Accounts payable - trade                            (5,175)           664
     Accrued liabilities                                    528           (440)
     Customer advances                                       25            694
     Deferred income taxes                                   -            (344)
     Federal and state taxes payable                         -               -

        NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                              2,897         (5,786)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                  (615)        (4,211)
Purchase of marketable securities                             -           (935)
Proceeds from sale of marketable securities                 633          6,180

        NET CASH PROVIDED BY INVESTING ACTIVITIES            18          1,034

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts received under lines of credit     (13,754)       (21,185)
Proceeds received under lines of credit                  11,713         19,417
Proceeds from long-term borrowings                           -           5,000
Proceeds from issuance of common stock,
  treasury stock and options exercised                        4          1,881
Repayment of long-term debt                                (874)          (392)

        NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                             (2,911)         4,721

Net increase (decrease) in cash and cash equivalents          4            (31)
Cash and cash equivalents at beginning of period            529            149
Cash and cash equivalents at end of period              $   533        $   118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
  Interest                                              $   379        $   360
  Income taxes, net of refunds received                     906           (131)

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
NOTES TO CONDENSED FINANCIAL STATEMENTS

In thousands of dollars, except per share data


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

    In the opinion of management, the information contained herein reflects all adjustments that are of a normal recurring nature and necessary to provide a fair statement of the results of operations for the periods presented in the statements of operations included herein.

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

NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 6,540,842 for the quarter ended June 30, 1996 and 6,008,564 for the quarter ended June 30, 1995.

    The weighted average number of shares outstanding was 6,540,519 for the six-month period ended June 30, 1996 and 5,926,939 for the six-month period ended June 30, 1995.


NOTE 4. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY.

    On May 30, 1995 (the "Acquisition Date"), the Company acquired certain assets of Valcheck Company in exchange for 500,000 shares of the Company's common stock. The common stock was issued at a price of $3.75 per share for an aggregate of $1,875. The common stock is puttable to the Company, at the Seller's option, on the second anniversary of the Acquisition Date at $5 per share.


    Fair value of assets acquired     $ 1,875

    Less:  common stock issued          1,875

    Cash paid                         $     -

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands, except per share data)

Results of Operations:

NET SALES

Second quarter sales of $22,250 were 17.2% higher than the $18,982 revenues for the comparable 1995 period. This increase resulted primarily from a 41.7% increase in check sales from $7,509 in the second quarter of 1995 to $10,642 in 1996. This growth is attributable to the increase in the Company's check-customer base, an increase in the Company's free standing insert advertising circulation, the acquisition of customers in May of 1995 as a result of the acquisition of assets of Valcheck Company (the "Valcheck Acquisition") and the increase in the Company's reorder customers relative to its first-time customers. For the second quarter of 1996, a decrease in revenues for personalized name and address products (consisting of labels, MiniPrinters(R), self-inking stamps and certain other products generally sold through mass media channels ("personalized products")) was approximately offset by increased catalog sales. Personalized products sales of $8,026 in the second quarter of 1996 were 15.6% lower than sales of $9,514 in the second quarter of 1995 due to advertising reductions to improve profitability but which lowered sales volume. Catalog sales of $2,518 in the second quarter of 1996 were 133.8% above the sales of $1,077 in the comparable period for 1995 as a result of an increase in catalog mailings to certain selected prospective customers.

For the six months ended June 30, 1996, sales of $49,258 were 21.7% higher than the $40,469 revenues reported for the comparable 1995 period. Check sales through June 30, 1996 were $22,180, representing a 65.3% increase from the $13,419 reported for the comparable period in 1995. Revenues for personalized products decreased 12.3% for the six months of 1995 from $21,880 to $19,186 in 1996. Catalog shipments were 82.9% higher at $5,356 through June 30, 1996 as compared to $2,929 in 1995. The factors for year-to-year changes in revenue for the six-month period are the same as outlined above for the second quarter.

COST OF SALES
The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

The cost of materials in the second quarter of 1996 increased 24.4% to $4,487 from $3,608 in the second quarter of 1995, which reflects a 1.2% increase as a percentage of sales from the prior period. The increase as a percentage of sales is primarily the result of the increase in subcontracting of a portion of check personalization and fulfillment as well as the increase in check production, with its relatively higher material content as a percent of sales. Material costs for higher catalog sales volume more than offset volume-related decreases in material costs for personalized products.

The cost of materials for the first six months of 1996 increased 36.7% to $10,463 from $7,652 in the first half of 1995, which reflects a 2.3% increase as a percentage of sales from year to year. The increase as a percentage of sales is due to the reasons outlined above for the second quarter. Material costs for higher catalog sales volume more than offset volume-related decreases in material costs for personalized products.

Direct labor was up 12.5% from $1,533 in the second quarter of 1995 to $1,725 in the comparable period of 1996. This represents a decrease of 0.3% as a component of net sales during that period. The increased amount is due to higher telemarketing effort to support higher catalog volume and increasing check reorders. Partially offsetting the higher telemarketing labor were decreases in check-production labor due to manufacturing efficiencies and subcontracting a portion of check printing in 1996 versus all internal production in the second quarter of 1995.

Direct labor was up 13.4% from $3,212 in the first half of 1995 to $3,643 in the first half of 1996. This represents a decrease of 0.5% as a component of net sales during that period. The same reasons as above for quarterly direct labor changes apply to the six-month changes from 1995 to 1996.

Manufacturing overhead increased 22.7% to $2,718 in the second quarter of 1996 from $2,215 in the comparable period of 1995, however, such increase only represents a 0.5% increase as a component of sales between periods. Telephone expense increased due to a higher proportion of telemarketing for catalog orders and increasing check reorders. Employee benefits increased substantially between periods as a result of both overall higher employment levels and the conversion of long-term temporary personnel to full-time status. Finally, depreciation expense increased by 26.0% from $362 in the second quarter of 1995 to $456 in the comparable period of 1996, as a result of the purchase and refurbishment of the Company's new manufacturing facility, Artistic Plaza, in addition to the purchase of check-printing equipment to support volume increases.

Manufacturing overhead increased 27.7% to $5,875 in the first half of 1996 from $4,599 in the comparable period of 1995, however, such increase only represents a 0.6% increase as a component of sales between periods. Year-to-year changes through June 30 are due to the same reasons as discussed above, in addition to volume-related increases in areas such as supplies and equipment maintenance.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
The three largest components of SG&A expenses are advertising, postage and labor.

Advertising expense increased 2.0% to $8,747 in the second quarter of 1996 from $8,577 in the comparable period of 1995, which represents a decrease of 5.9% as a component of sales. Although advertising for personalized products decreased by 25.2% from the second quarter of 1995 due to downsizing efforts to improve profitability, such decrease was more than offset by a 39.0% increase in advertising for checks, as the Company took advantage of increased availability of circulation resulting from an advertising agreement with Valassis Communications, Inc. that was entered into in connection with the Valcheck Acquisition and a 289.7% increase in catalog advertising to take advantage of improved catalog profitability through more targeted advertising placement.

Advertising expense decreased 4.0% to $19,186 in the first half of 1996 from $19,978 in the comparable period of 1995, which represents a decrease of 10.4% as a component of sales. These changes through June 30, 1996, compared to the period through June 30, 1995, are the result of the same factors as outlined above for the second quarter. For the six months, personalized products advertising decreased 27.5%, while checks and catalog advertising increased 45.3% and 64.9%, respectively.

Postage and shipping expense in the second quarter of 1996 increased to $1,985 from $1,650 in the comparable period of 1995, representing a .2% increase as a component of sales. Such aggregate increase in postage and shipping expense, and as a percentage of sales, is attributable primarily to check volume increases, which packages are generally heavier and cost more to ship than other product lines.

Postage and shipping expense for the first six months of 1996 increased 21.9% to $4,417 from $3,622 in the comparable period of 1995. However, such increase represents the same percentage as a component of sales as in 1995. The factors causing the increase in expense are the same as above for the second quarter.

Other administrative expense increased in the second quarter of 1996 by 4.2% to $1,803 from $1,731 in the comparable period of 1995, representing a reduction of 1.0% as a component of sales. This reduction as a percentage of sales is substantially the result of the increase in revenues. The increase in expenses is mostly attributable to higher personnel-related costs, maintenance expense and amortization of transaction costs related to the Valcheck Acquisition. Partially offsetting these increases were lower utilities expenses.

Other administrative expense increased in the first six months of 1996 by 8.0% to $3,799 from $3,517 in the comparable period of 1995, representing a reduction of 1.0% as a component of sales. This reduction as a percentage of sales is substantially the result of the increase in revenues. The increase in expenses is primarily due to higher legal costs, personnel-related expense and amortization of transaction costs related to the Valcheck acquisition.

OTHER EXPENSE (INCOME)
The Company incurred other expenses of $354 in the second quarter of 1996, a change from $56 expense in the comparable period of 1995. Bonus/profit sharing accruals increased based on income from operations. Interest expense decreased 15.0% to $187 in the second quarter of 1996 from $220 in the comparable period of 1995, which represents a decrease of .3% as a component of sales. The decrease in interest expense was due to a reduction of borrowing originally incurred to support the expansion of facilities and working capital for the growth of the check business. Additionally, in June 1995 the Company began to accrete a monthly expense to account for the increase of the value of the common stock subject to a put option granted to Valcheck (the "Valcheck put option") in the Valcheck Acquisition.

The Company incurred other expenses of $773 in the first six months of 1996, a change of 605.2% from ($153) other income in the comparable period of 1995.
The primary reasons for this change are increases in bonus/profit sharing accruals based on income from operations, in addition to accretion of the value of the Valcheck put option as mentioned above.

TAX PROVISION
No tax provision was recorded in the second quarter of 1996 as compared to a tax benefit recorded in the prior period of $146, based on the Company's expectation that it will recognize a tax benefit for its net operating loss carryforward. No tax provision was recorded in the first six months of 1996 as compared to a tax benefit recorded in the prior period of $684, also based on the Company's expectation that it will recognize a tax benefit for its net operating loss carryforward.

NET INCOME
For the reasons discussed above, the Company's net income in the second quarter of 1996 increased 281.4% to $430 or $0.07 per share, from a net loss in the prior period of $237 or $0.04 per share. The Company's net income in the first half of 1996 increased 187.1% to $1,102 or $0.17 per share, from a net loss in the prior period of $1,266 or $0.21 per share.

LIQUIDITY & CAPITAL RESOURCES
Cash and cash equivalents, combined with marketable securities, totaled $3,108 at December 31, 1995 and $3,261 at June 30, 1996. Total current liabilities decreased by $5,069 or 29.8% from $16,998 at December 31, 1995 to $11,929 at
June 30, 1996. The decrease in long-term debt from $9,593 at December 31, 1995 to $6,500 at June 30, 1996 was the result of the paydown of the revolving line of credit and repayment of long-term debt. Notes payable to bank was reduced from $4,962 at December 31, 1995 to $2,921 at June 30, 1996. Accounts payable was reduced by 41.4% from $13,993 at the end of 1995 to $8,193 at June 30, 1996. At June 30, 1996, the Company had total borrowing capacity of $6,045 in its secured line of credit with its bank of which total approximately $3,124 remained available for borrowing as of such date. The Company believes that it has sufficient resources from its present cash and cash equivalent position, cash flow from operations and its line of credit to meet its current obligations. The Company also believes that its cash and cash equivalent position, combined with operating revenues and its existing credit line, will be sufficient to finance its internal growth and capital expenditures needs and meet its obligations under its credit facility during the next twelve months.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders on May 2, 1996. At that meeting, two proposals were acted upon. The first was the election of the Company's Board of Directors. Stuart Komer, Lyndon E. Goodridge, Norman S. Edelcup, Alan F. Schultz, Irving Stone and Morry Weiss were each re-elected as a Director of the Company for a one-year term. The detail concerning the votes cast for, against and withheld from voting with respect to each such Director is as follows:

                                Votes:
     NAME             FOR       AGAINST     WITHHELD

     S. Komer       4,128,215    5,400      8,575

     L. Goodridge   4,133,125      490      8,575

     N. Edelcup     4,130,875    2,740      8,575

     A. Schultz     4,131,475    2,140      8,575

     I. Stone       4,128,975    4,640      8,575

     M. Weiss       4,131,425    2,190      8,575


     There were no other Directors whose terms of office continued after this Meeting.

     Also at this meeting, the Company's stockholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1996 fiscal year. The detail concerning the votes cast for, against and abstaining from voting with respect to this Proposal is as follows:

                            Votes:
              FOR           AGAINST     ABSTAINING

           4,132,741         8,934          515



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits.  See Exhibit Index.

     b)    Reports on Form 8-K.  None.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARTISTIC GREETINGS INCORPORATED



Dated: August 13, 1996      By: /s/Robert E. Johnson
                               Robert E. Johnson
                               Senior Vice President Finance and
                               Chief Financial Officer

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