Form 10-Q
period 1996-09-30
ARTISTIC GREETINGS INC
filed 1996-11-14
CIK 7610

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

[ X ] Yes  [   ] No

As of November 1, 1996, the Registrant had 6,337,364 shares of its common stock issued and outstanding.

                                                              PAGE NO.

Part I. Financial Information

        Item 1. Financial Statements

                 Balance Sheets                                    3

                 Unaudited Statements of Operations                4

                 Unaudited Statements of Cash Flows                5

                 Unaudited Notes to Condensed Financial Statements  6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     8

PART II. OTHER INFORMATION

        Item 5. Other Information                                 12

        Item 6. Exhibits and Reports on Form 8-K                  12

               Signature                                          13

               Exhibit Index                                      14

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

        ARTISTIC GREETINGS INCORPORATED

        BALANCE SHEETS

                                                      September 30, December 31,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA             1996        1995
                                                       (Unaudited)
                        ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                            $   896       $   529
  Marketable securities:
     Trading at market (cost $2,418 in 1996              2,765         1,926
     and $1,704 in 1995)
     Available for sale at market                           16           653
     (cost $9 in 1996 and $651 in 1995)
  Trade receivables - net                                1,746         1,803
  Income taxes receivable                                -               900
  Inventories:
     Finished goods                                      1,008           798
     Work-in-process                                       847           492
     Raw materials and supplies                          1,168         4,559
  Prepaid advertising                                    3,418         6,116
  Prepaid expenses and other                               124            27

       TOTAL CURRENT ASSETS                             11,988        17,803

Deferred advertising                                     3,802         3,537
Property, plant and equipment - net                     12,994        16,869
Cash surrender value of life insurance                     349           308
Other assets                                               140           137

       TOTAL ASSETS                                    $29,273       $38,654

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to bank                                $    -        $    -
  Current portion of long-term debt                        261         1,777
  Accounts payable - trade                              10,384        13,993
  Accrued liabilities                                    1,977           991
  Customer advances                                        694           237

       TOTAL CURRENT LIABILITIES                        13,316        16,998

Long-term debt                                           1,998         9,593
Other liabilities                                          408           483

       TOTAL LIABILITIES                                15,722        27,074

Common stock subject to put option - 500,000 shares      2,265         2,032

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares
       Issued: 6,037,720 shares in 1996;
             6,037,720 shares in 1995                      604           604
  Additional paid-in capital                            11,039        11,028
  Unrealized (losses) gains on
        marketable securities held as
        available for sale,
        net of tax effect                                   (2)            1

  Retained earnings                                        550        (1,149)

                                                        12,191        10,484

  Less: Treasury stock at cost
        (205,356 and 216,427 shares in 1996 and
        1995, respectively)                               (905)         (936)

       TOTAL STOCKHOLDERS' EQUITY                       11,286         9,548

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $29,273       $38,654

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

                                                                   QUARTER ENDED                NINE-MONTHS ENDED
                                                                   September 30,                  September 30,

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                  1996             1995             1996             1995
Net sales                                                   $23,643          $26,386          $72,901          $66,855
Cost of sales                                                 9,750           12,119           29,732           27,646
Gross profit                                                 13,893           14,267           43,169           39,209
Selling, advertising, general and administrative             12,835           16,070           40,236           43,115
        expenses
INCOME (LOSS) FROM OPERATIONS                                 1,058           (1,803)           2,933           (3,906)
Other income (expense)
    Interest and dividend income                                 11                0               26               10
    Net unrealized gains on trading securities                   48               88              100              236
    Net realized (losses) gains on marketable                    (3)             (14)              80             (112)
        securities
    Interest expense                                           (194)            (272)            (662)            (638)
    Other                                                      (323)            (685)            (778)            (226)
INCOME (LOSS) BEFORE TAXES                                      597           (2,686)           1,699           (4,636)
Provision for (benefit from) income taxes                         0             (936)               0           (1,620)
NET INCOME (LOSS)                                         $     597          $(1,750)         $ 1,699          $(3,016)

   Net income (loss) per common and common
   equivalent share                                          $ 0.09          $ (0.28)         $  0.27          $ (0.50)

   Weighted average number of common shares                6,329,551         6,346,595        6,325,174        6,054,405
   outstanding

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ARTISTIC GREETINGS INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                      September 30,     September 30,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA             1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                       $ 1,699       $ (3,016)
Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
  Depreciation and amortization                           1,814          1,717
  Net unrealized (losses) on trading securities            (100)          (235)
  Net realized (losses) gains on marketable securities      (80)           112
  Purchase of trading securities                         (1,901)        (1,554)
  Proceeds from sale of trading securities                1,243            411
  Amortization of interest credit from New York
        State Urban Development Corporation grant           (75)             0
  Accretion of common stock subject to put option           234             52
  Increase in cash surrender value of life insurance        (41)           (52)
  (Decrease) increase in assets:
     Trade receivables                                       57           (303)
     Income taxes receivable                                900           (154)
     Inventories                                          2,825         (3,350)
     Prepaid advertising, prepaid expenses and other      2,597         (5,249)
     Deferred advertising                                  (265)          (563)
  Increase (decrease) in liabilities:
     Checks-in-transit                                      468           (159)
     Accounts payable - trade                            (4,078)         7,525
     Accrued liabilities                                    986             54
     Customer advances                                      457            667
     Deferred income taxes                                    0         (1,759)
     Federal and state taxes payable                          0            415

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  6,740         (5,441)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale (purchase) of property, plant and equipment          2,061         (5,679)
Proceeds from sale of marketable securities                 633          5,387

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  2,694           (292)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts received under lines of credit     (20,804)       (27,045)
Proceeds received under lines of credit                  16,245         28,365
Proceeds from long-term borrowings                           -           4,484
Proceeds from issuance of common stock,
        treasury stock and options exercised                 42              6
Repayment of long-term debt                              (4,551)             -

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES (9,068)         5,810

Net increase (decrease) in cash and cash equivalents        366             77
Cash and cash equivalents at beginning of period            529            149
Cash and cash equivalents at end of period              $   895        $   226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
  Interest                                              $   517       $    573
  Income taxes, net of refunds received                    (818)          (131)

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN
INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

(NOTE:  Dollars in thousands, except per share data.)

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

NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 6,329,551 for the quarter ended September 30, 1996 and 6,346,595 for the quarter ended September 30, 1995.

    The weighted average number of shares outstanding was 6,325,174 for the nine-month period ended September 30, 1996 and 6,054,405 for the nine-month period ended September 30, 1995.


NOTE 4. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY.

    On May 30, 1995 (the "Acquisition Date"), the Company acquired certain assets of the Valcheck Company (the "Seller") in exchange for 500,000 shares of the Company's common stock. The common stock was issued at a price of $3.75 per share for an aggregate of $1,875. The common stock is puttable to the Company, at the Seller's option, on the second anniversary of the Acquisition Date at $5 per share.


    Fair value of assets acquired     $ 1,875

    Less:  common stock issued         1,875

    Cash paid                         $    -

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(NOTE:  Dollars in thousands, except per share data.)

Results of Operations:

SALES

Third quarter sales of $23,643 were $2,743 lower than the $26,386 revenues for the comparable 1995 period. This resulted primarily from a 17.3% decrease in check sales from $12,473 in the third quarter of 1995 to $10,320 in 1996. The third quarter of 1995 included relatively high shipments, to reduce an unusually high backlog, which resulted from the acquisition of customers in May of 1995 in connection with the acquisition of assets of the Valcheck Company (the "Valcheck Acquisition"), combined with increased orders from high levels of free standing insert ("FSI") advertising for new check customers. Additionally, in the third quarter of 1996 a lower, more profitable level of FSI advertising was utilized; the checks backlog was at a much lower level representing responsive customer service; and overall check operations were more efficient. For the third quarter of 1996, a decrease in revenues for personalized name and address products (consisting of labels, MiniPrinters(, self-inking stamps and certain other products generally sold through mass media channels ("personalized products")) was approximately offset by increased catalog sales. Personalized products sales of $8,395 in the third quarter of 1996 were 17.1% lower than sales of $10,128 in the third quarter of 1995 primarily due to advertising reductions which improved profitability but lowered sales volume. Catalog sales of $3,819 in the third quarter of 1996 were 56.7% above the sales of $2,437 in the comparable period for 1995 primarily as a result of an increase in catalog mailings to certain selected customers.

For the nine months ended September 30, 1996, sales of $72,901 were 9.0% higher than the $66,855 revenues reported for the comparable 1995 period. Check sales through September 30, 1996 were $32,501, representing a 25.5% increase from the $25,892 reported for the comparable period in 1995. Revenues for personalized products decreased 13.8% for the nine months of 1995 from $32,008 to $27,581 in 1996. Catalog shipments were 71.0% higher at $9,175 through September 30, 1996 as compared to $5,366 in 1995. Check sales increased for the nine month period due to higher activity in the first six months, including the full effect of the Valcheck acquisition and higher FSI advertising in 1996 as compared to the first half of 1995, partially offset by the lower third quarter check revenue discussed above. The factors for year-to-year changes in revenue for personalized products and catalogs for the nine-month period are the same as outlined above for the third quarter.

COST OF SALES

The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

The cost of materials in the third quarter of 1996 decreased 19.9% to $5,075 from $6,334 in the third quarter of 1995, which reflects a 2.5% decrease as a percentage of sales from the prior period. The decrease as a percentage of sales is primarily the result of stabilizing production for all product lines, resulting in significantly lower scrap and orders returned for exchange as compared to third quarter 1995.

The cost of materials for the first nine months of 1996 increased 11.0% to $15,539 from $13,995 in the first three quarters of 1995, which reflects a .4% increase as a percentage of sales from year to year. The increase as a percentage of sales is primarily due to the Company's transition to subcontracting a higher portion of check personalization and fulfillment for all of 1996, as compared to initiating this subcontracting in the third quarter of 1995, as well as an overall increase in check production with its relatively higher material content as a percent of sales.

Direct labor was down 36.6% from $2,779 in the third quarter of 1995 to $1,762 in the comparable period of 1996. This represents a decrease of 3.1% as a component of sales during that period. The reduction is due to substantial improvements in order processing and production efficiencies resulting from stabilized operations, as compared to the unusually high, inefficient volume levels of third quarter 1995. In addition, an increased proportion of subcontracted check production contributed to the reduced labor.

Direct labor was down 10.6% from $6,046 in the first nine months of 1995 to $5,405 in the first nine months of 1996. This represents a decrease of 1.6% as a component of sales during that period. The reduction is due to significant improvements in labor efficiency resulting from stabilized production, in addition to a shift toward subcontracting of check personalization and fulfillment. These factors were partially offset by an increase in labor for telephone orders reflecting an increased mix of catalog orders and checks reorders via telephone.

Manufacturing overhead decreased 3.1% to $2,913 in the third quarter of 1996 from $3,006 in the comparable period of 1995. This decrease represents a .9% increase as a component of sales between periods. Expenses were reduced primarily due to the lower labor costs discussed above, while the increase as a percentage of sales is attributable to lower revenue, also discussed above.

Manufacturing overhead increased 15.6% to $8,788 in the first nine months of 1996 from $7,605 in the comparable period of 1995. This increase represents a 0.7% increase as a component of sales between periods. Telephone expense increased due to a higher proportion of telephone orders for catalogs and increasing check reorders. Employee benefits increased between periods as a result of both overall higher employment levels and the conversion of long-term temporary personnel to full-time status. Finally, depreciation expense increased as a result of the purchase and refurbishment of the Company's new manufacturing facility, Artistic Plaza, in addition to the purchase of check-printing equipment late in the second quarter of 1995 to support volume increases.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

The largest components of SG&A expenses are advertising and postage.

Advertising expense decreased 23.5% to $8,751 in the third quarter of 1996 from $11,431 in the comparable period of 1995, which represents a decrease of 6.3% as a component of sales. Advertising for personalized products was reduced by 22.6% as ineffective programs were reduced or eliminated. Catalog advertising was up 72.7% as profitable growth in circulation levels was achieved. Checks advertising was down 46.8% due to lower, more focused, and more profitable levels of FSI circulation, as well as a $1,000 reduction from 1995 to 1996 in the annual payment for right of first refusal for advertising placement under the Company's advertising agreement with Valassis Communications, Inc.

Advertising expense decreased 11.1% to $27,936 in the first three quarters of 1996 from $31,409 in the comparable period of 1995, which represents a decrease of 8.7% as a component of sales. These changes through September 30, 1996, compared to the period through September 30, 1995, are the result of the same factors as outlined above for the third quarter for personalized products and catalogs. For the nine months, personalized products advertising decreased 26.1%, while catalog advertising increased 68.5%. Checks advertising for the nine months was down 1.7% for 1996 as compared to 1995, mostly due to lower FSI circulation levels in the third quarter, as previously discussed, partially offset by the effect of amortizing the advertising placement payments, also mentioned above.

Postage and shipping expense in the third quarter of 1996 decreased 22.2% to $2,108 from $2,708 in the comparable period of 1995, representing a 1.3% decrease as a component of sales. Such aggregate decrease in postage and shipping expense, and as a percentage of sales, is attributable primarily to lower check volume and operational stability and efficiency, relative to third quarter 1995, as discussed above.

Postage and shipping expense for the first nine months of 1996 increased 3.1% to $6,526 from $6,330 in the comparable period of 1995. This increase represents a reduction as a percentage of sales from 9.5% in 1995 to 9.0% in 1996, resulting from significantly lower product exchanges as mentioned above.

Other administrative expense increased in the third quarter of 1996 by 2.3% to $1,976 from $1,931 in the comparable period of 1995, representing an increase of 1.0% as a component of sales. This increase as a percentage of sales is substantially the result of both lower revenues and higher legal and investment banking advisory fees related primarily to the Harland Transaction (as defined and further described in Item 6).

Other administrative expense increased in the first nine months of 1996 by 7.4% to $5,774 from $5,376 in the comparable period of 1995, representing a reduction of 0.1% as a component of sales. This reduction as a percentage of sales is substantially the result of the increase in revenues. The increase in expenses is primarily due to higher legal costs, personnel-related expense and amortization of transaction costs related to the Valcheck Acquisition.

OTHER EXPENSE (INCOME)

The Company incurred other expenses of $461 in the third quarter of 1996, a reduction from the $883 in expense for the comparable period of 1995. Bonus/profit sharing accruals increased based on income from operations. Interest expense decreased 28.7% to $194 in the third quarter of 1996 from $272 in the comparable period of 1995. The decrease in interest expense was due to a reduction of borrowing originally incurred to support the expansion of facilities and working capital for the growth of the check business, as well as the repayment of equipment loans as a result of the Harland Transaction. Additionally, the Company incurred significant costs in the third quarter of 1995 related to consolidating production operations into Artistic Plaza.

The Company incurred other expenses of $1,234 in the first nine months of 1996, an increase of 69.0% from $730 in the comparable period of 1995. The primary reasons for this change are increases in bonus/profit sharing accruals based on income from operations, a decrease in interest expense resulting from reduced borrowing, and the effect of costs in 1995 related to consolidating production operations into Artistic Plaza. Additionally, in June 1995 the Company began to accrete a monthly expense to account for the increase of the value of the common stock subject to a put option granted to Valcheck (the "Valcheck put option") in the Valcheck Acquisition.

TAX PROVISION

No tax provision was reflected for the third quarter of 1996 as compared to a tax benefit recorded in the comparable prior period of $936, based on the Company's expectation that it will be able to utilize its available net operating loss carryforward to offset against taxable income. No tax provision was reflected for the first nine months of 1996 as compared to a tax benefit recorded in the comparable prior period of $1,620, based on the previously noted factor.

NET INCOME

For the reasons discussed above, the Company's net income in the third quarter of 1996 increased 134.1% to $597 or $.09 per share, from a net loss in the prior period of $1,750 or $.28 per share. The Company's net income in the first three quarters of 1996 increased 156.3% to $1,699 or $.27 per share, from a net loss in the prior period of $3,016 or $.50 per share.

LIQUIDITY & CAPITAL RESOURCES

Cash and cash equivalents, combined with marketable securities, totaled $3,108 at December 31, 1995 and $3,677 at September 30, 1996. Total current liabilities decreased by $3,682 or 21.7% from $16,998 at December 31, 1995 to $13,316 at September 30, 1996. The decrease in long-term debt from $9,593 at December 31, 1995 to $1,998 at September 30, 1996 was the result of the paydown of the revolving line of credit from operational cash flow and repayment of long-term debt in connection with the Harland Transaction. Notes payable to bank was reduced from $4,962 at December 31, 1995 to $403 at September 30, 1996. Accounts payable was reduced by 34.5% from $12,446 at the end of 1995 to $8,155 at September 30, 1996. At September 30, 1996, the Company had total borrowing capacity of $6,029 in its secured line of credit with its bank of which $5,626 remained available for borrowing as of such date.

The $1,998 long-term debt at September 30, 1996 includes $456 for a mortgage loan, the terms of which included repayment in full on or before September 1, 1996. The Company obtained an extension until December 1, 1996 for this repayment, then obtained a letter of intent from the lender, Marine Midland Bank, to extend the maturity to October 1997. This mortgage loan was paid in full on November 12, 1996. In addition, of the $1,998 of long-term debt as of September 30, 1996, $165 was the remaining balance of a $200 equipment term loan. This amount was paid in full on November 8, 1996.

Even though September 30, 1996 working capital was negative $1,328, the Company believes that it has sufficient resources from its present cash and cash equivalent position, cash flow from operations and its line of credit to meet its current obligations. The negative working capital position results primarily from the Company's successful reduction of inventory, including just-in-time techniques and subcontracting its check production, and raw paper stock for advertising programs classified in prepaid advertising, combined with maintaining traditional terms for accounts payable. The Company also believes that its cash and cash equivalent position, combined with operating revenues and its existing credit line, will be sufficient to finance its internal growth and capital expenditures needs and meet its obligations under its credit facility during the next twelve months.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     At a meeting of the Company's Board of Directors on August 15, 1996, the members of the Board of Directors unanimously appointed Joseph A. Calabro, former Senior Vice President of Manufacturing of the Company to serve as Chief Executive Officer and President of the Company.
Mr. Calabro serves the Company in such capacity under an employment agreement dated as of August 15, 1996, a copy of which is filed herewith as Exhibit 10. The former Chief Executive Officer and President of the Company, Stuart Komer, continues to serve the Company in the capacity of an executive as Chairman of the Board under a continuation of his employment contract.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits.  See Exhibit Index.

     b) Reports on Form 8-K. On September 20, 1996, the Company filed a report on Form 8-K to report under the heading of "Item 5. Other Events" the completion of a transaction with the John H. Harland Company ("Harland"), which was completed on August 29, 1996 (the "Harland Transaction"). The Harland Transaction consisted of two parts: (i) the cash purchase by Harland of the Company's check-production assets for their book value of approximately $3.48 million (the "Asset Purchase") and (ii) the subcontracting of 100% of the Company's check production to Harland at a fixed cost per box. The Company used the proceeds received from the Asset Purchase to repay two equipment term loans that had been used to fund the purchase of the assets sold.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARTISTIC GREETINGS INCORPORATED



Dated: November 14, 1996    By: /s/Robert E. Johnson
                               Robert E. Johnson
                               Senior Vice President Finance and
                               Chief Financial Officer

EXHIBIT
NUMBER                  DESCRIPTION                     LOCATION

10              Employment Agreement between            Filed herewith
                the Company and Joseph A. Calabro,
                dated August 15, 1996

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