Form 10-K
period 1996-12-31
ARTISTIC GREETINGS INC
filed 1997-03-28
CIK 7610

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549



(Mark one)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:  0-7513

                   ARTISTIC GREETINGS INCORPORATED
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                16-0909929
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

                               ONE KOMER CENTER
                            ELMIRA, NEW YORK  14902
                                (607) 733-5541
     (Address of principal executive offices, including telephone number)

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

[ X ] Yes  [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately
$14,795,500 on March 20, 1997.

As of March 20, 1997, the Registrant had 6,344,146 shares of its common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for its fiscal year ended December 31, 1996 are incorporated by reference in Parts II and IV of this report and portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.
                                    PART I


ITEM 1.         BUSINESS.

                CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE DISCUSSION WHICH FOLLOWS IN THIS ITEM 1 OF THE COMPANY'S PLANS AND STRATEGIES FOR ITS BUSINESS AND RELATED FINANCING AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") FOUND IN
                ITEM 7 OF THIS REPORT, CONTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, PLEASE CAREFULLY REVIEW THE DISCUSSION OF RISK FACTORS CONTAINED IN THIS ITEM 1, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS REPORT AND IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC" OR "COMMISSION").

GENERAL Artistic Greetings Incorporated ("Artistic" or the "Company") sells, markets and manufactures domestically a broad range of personalized products focused on three core business lines (i) personalized bank checks ("Checks"), (ii) name and address products ("Personalized Products") and (iii) gift items (some of which are personalized), greeting cards, apparel and household consumable items ("Catalog Items"). The merchandise is sold via free standing newspaper inserts ("FSIs"), co-op mailing programs ("Co-ops" and, together with FSIs, "Mass Media") and catalogs throughout the United States. The Company also generates revenues from personalized product and catalog fulfillment services ("Fulfillment Services"), package insert programs ("PI Programs") and mailing list rentals to other concerns ("List Rentals"). Additionally, the Company has initiated an advertising and sales campaign over the Internet where its interactive, order-capable home page can be found at WWW.ARTISTICGREETINGS.COM. The Company also markets certain of its merchandise internationally in countries which include Canada, the United Kingdom (the "U.K.") and Australia.


MARKETING AND  The Company's advertising efforts for its Checks and
PROMOTION      Personalized Products are focused primarily on Mass
               Media. An exclusive agreement with Valassis Com-munications, Inc. ("Valassis") provides the Company with a right of first refusal to participate in Valassis FSI media publications distributed through Sunday newspapers in 55 million homes across the country 48 weeks each year (the "Advertising
               Agreement"). The Company considers this exclusive access to its customers crucial to geographically and demographically targeting, and profitably managing, its customer solicitation efforts. In particular, the Valassis relationship enables the Company to target its advertising and measure response from customers in regions which have historically produced the highest response rates for specific products, as well as determine which regions are less suitable for the Com-pany's solicitation efforts.

               Since the early 1980's, Artistic has also participated in nationwide Co-op mailing programs in order to enhance its domestic market penetration. Under these programs, printed inserts advertising the Company's products are distributed along with inserts of other participating marketers through the mail. Additionally, the Company has been advertising in Co-op mailings in Canada since 1993, PI Programs in the U.K. since the late 1980's, and plans to test its first Co-op mailing program in Australia in April 1997.

               The Company also distributes its catalog, THE PERSONAL TOUCH{<reg-trade-mark>}, through the mail and in the Company's PI Program. The PERSONAL TOUCH CATALOG
               {<reg-trade-mark>} is a digest-
               size catalog of low to middle-priced consumer products that mails monthly, with four distinct seasonally thematic merchandise groupings (Spring, Summer, Fall and Holiday). More than 90% of the 400,000 PERSONAL
               TOUCH CATALOG{<reg-trade-mark>} customers who have purchased merchandise from the catalog in the last 12 months are middle to upper income bracket (average income above
               $50,000), highly-educated females between 25 and 55 years old. The catalog features personalized and dec-orative labels, stationery, greeting cards, gifts, apparel and creative accessories. The three major product groupings sold in the catalog are: (i) utilitarian paper, labels, home/office paper and productivity tools, (ii) licensed character items and
               (iii) natural-decoratively themed items such as flowers, angels and animals.

               The Company began to advertise its personalized checks on the World Wide Web in August 1994, long before the current heightened awareness of this medium. The web pages have had the advantage of showing all available check designs, as well as all other information and options regarding checks. Artistic has recently completed the next step in an ongoing initiative to expand its Internet presence to include Personalized Products and Catalog Items in addition to Checks, with a new highly-sophisticated, order-capable Internet server displaying a home page at WWW.ARTISTICGREETINGS.COM.

CHECKS GENERAL. Artistic Checks{<reg-trade-mark>}, the Company's Check product line, was initiated in August 1993 and was expanded in May 1995 through the acquisition from Valassis of the assets of its direct-mail check operation, The Valcheck Company ("Valcheck"), which, like the Company, had been engaged in the direct-mail check market (the "Direct-Mail Channel"). The acquisition also added significantly to the Company's check sales and added nearly one million names to its customer list. Check sales represented 44% of the Company's 1996 net sales, compared with 39% and 19% in 1995 and 1994, respectively. Artistic currently subcontracts its check printing through an arrangement with the John H. Harland Company ("Harland") at a contractually-determined price per box of checks printed. For a further description of this arrangement, see "Manufacturing-Checks."

               MARKETPLACE. Management believes that the domestic market for personalized bank checks in 1996 was approximately $2 billion in sales with checks being sold through financial institutions (the "Bank Channel") representing 85% or $1.7 billion and the Direct-Mail Channel representing 15% or $300 million of the total. The Company believes that the total market for checks in the United States is growing at a 2% to 3% rate annually, which, management believes, represents a diminishing per capita usage of checks as electronic banking and debit card usage increases, offset by the growth in population of the United States. The slow growth of the total check market does not, however, reflect negatively on the Direct-Mail Channel which has seen growth rates averaging 10%-12% per year over the past five years, as consumers continue in increasing numbers to recognize the significant favorable price differential, convenience, variety of design and high quality of checks offered through the Direct-Mail Channel. Management believes sales through the Direct-Mail Channel will continue to grow for the foreseeable future as direct-mail check companies continue to convert customers from the segment represented by the Bank Channel, and that the Direct-Mail Channel is the fastest growing check market in the world.

               The Direct-Mail Channel is fragmented with a trend toward consolidation similar to that evidenced over the past five to seven years in the Bank Channel, where regional-check marketers and manufacturers took advantage of economies of scale by merging with larger companies like Deluxe Corporation ("Deluxe"), Harland and Clarke American ("Clarke American"). Management believes that the high solicitation costs of new customers in the Direct-Mail Channel favors established, direct-mail check purveyors like Artistic over the long-term. This advantage results from the costs of acquiring new customers being financed by higher-margin check reorders for which the Company incurs virtually no advertising expense, thereby increasing profitability and supporting the ongoing expense of advertising campaigns for first-time customers. The high number of check-reorder customers which the Company has established represents a competitive advantage over smaller check companies that must purchase initial check customers with capital resources not as closely associated with, and supported by, the reorder stream. Management believes there exist opportunities in the marketplace for established direct-mail check companies like Artistic to acquire smaller companies experiencing financial pressures caused by these market dynamics. The largest direct-mail check producer in the Direct-Mail Channel is Current, Inc., owned by Deluxe, with an estimated 40% share of the Direct-Mail Channel in 1996. The Company believes that its sales are approaching those of its nearest size competitor, Checks In The Mail, a subsidiary of Clarke-American, and that both companies are vying for the number two position in the Direct-Mail Channel with another approximate 33% share of the Direct-Mail Channel between them in 1996. Management believes that the remaining share of the Direct-Mail Channel is represented by numerous other smaller companies.

               STRATEGY. In the Check business, management expects regular and predictable growth to occur in initial customer orders as advertising continues at levels similar to those experienced in 1996, with higher growth in revenue from the check-reorder stream as customers acquired previously return to Artistic to replenish their check supplies at the Company's low reorder prices. Management plans to grow the Company's direct-mail check business in 1997 by managing profitably the ratio between first-time orders and reorders. The Company is also continuously searching the marketplace for acquisition opportunities as a means to build check sales more quickly.

               BUSINESS CHECKS. The Company has recently begun a campaign for the sale of three-to-a-page business and desk checks ("Desk Checks") in its Mass Media advertising vehicles. The Company believes that the sale of Desk Checks represent 8% of the total check market and that such percentage will continue to grow as consumers recognize Desk Checks as a convenient and efficient alternative to the traditional pocket check. Management believes that by offering its customers substantial savings on these products compared to the price points available in the Bank Channel, consumers will choose this lower-cost, easily accessible and multi-design alternative. The Company offers its customers a full line of business checks and other business type products through its brochure, which it distributes upon request to its customers who contact the Company through its toll free business check hotline advertised in its FSI media.

PERSONALIZED   GENERAL.  Personalized Products consist primarily of
PRODUCTS       labels, miniprinters, stamps and other lower-price
               point items, personalized in high volume for millions of the Company's customers. Artistic virtually invented the personalized label market and has made it an easily accessible and affordable staple of convenience for its millions of customers. The shipment of these approximately five million units in 1996 has the additional benefit to the Company of providing "ride-along" opportunities for the Company's own advertising material, including its catalog, as well as the sale of the space in those packages to third parties in the Company's PI Program. See "-PI
               Program." Personalized Products sales represented 37% of the Company's 1996 net sales, compared with 45% and 58% in 1995 and 1994, respectively.

               Personalized Products include labels, pens, pencils, stationery, calling cards, self-inking stampers, other stamps, memo pads, keychains, nameplates, letter openers, hand embossers, luggage tags and greeting cards. The Company also markets personalized products with images such as Looney Toons<trademark>, Star Trek
               <trademark> and Norman Rockwell<trademark> licensed
               from Warner Brothers, Viacom Consumer Products and Curtis Publishing Company, respectively, among others.

               MARKETPLACE. Management believes that the approximate domestic market size for this segment in 1996 was approximately $250 million in sales. Artistic's 1996 sales of $36.5 million in this segment represented an approximate 15% - 20% market share, making it a major competitor along with Current and Concepts Direct, Inc., among others, in this category. Management believes that the Personalized Product market has growth potential of approximately 3%-5% per annum, which would tend to minimize the entrance of new participants. There exists severe price competition in this product line as the customers' primary focus in their purchase decision for these highly consumable products is price. The Company, however, has successfully demonstrated that it can distinguish itself from other label vendors through its consistent and long-proven service levels, quality of product and breadth of design.

               Success in this segment is driven partially by the ability to utilize existing printing technologies and Mass Media marketing techniques to access new market segments, by leveraging database expertise and by targeting new customers and repeat buyers. The Company is redesigning the management of its database with the assistance of a third-party partner whose expertise and advice the Company believes should enable it to more scientifically determine, among other things, Artistic's "best" customers across its name lists and allow the Company to cross-sell and more carefully deliver its product offerings to such proven buyers. See "-List Rentals."

               STRATEGY. In the Personalized Product business, management expects to maintain sales at traditional levels in the United States, while testing the international marketplaces in such areas as the U.K., Australia and New Zealand. The Company's strategy is to attempt to replicate abroad its domestic success with the Personalized Products line by focusing on new customers who do not have readily available access to the simplicity and convenience of labels, miniprinters and other personalized products, which the Company can manufacture and ship quickly and efficiently. An added benefit of the international marketplace is the Company's ability to introduce and market its Personalized Products at higher price points than are available domestically, potentially improving overall Company margins.

CATALOG GENERAL. More than ten years ago, the Company began a catalog solicitation program as a tool to market the Company's Personalized Products and broaden the number of products sold, as well as to attract a more upscale market with higher margin merchandise and to increase its mail-order customer base. The Company distributes its catalog through mailings to its own customers, to customers whose names are rented from mailing lists and by inclusion of its catalog in each of the millions of boxes shipped in the Company's PI Programs each year, as well as in orders shipped by other catalog and merchandise mailers. In 1996 Artistic shipped more than 18 million catalogs and expects to distribute as many as 15% more in 1997. Catalog sales represented 15% of the Company's 1996 net sales, compared with 10% and 16% in 1995 and 1994, respectively.

               MARKETPLACE. Management believes that the direct mail, Catalog Items market has annual sales in excess of $800 million. With an approximate 1.75% market share, the Company is a relatively small competitor but believes it has significant growth opportunities in this market. Management believes that gift and merchandise companies compete in three distinct demographic segments: low-middle; upper-middle; and upper. Artistic's PERSONAL TOUCH CATALOG{<reg-trade-mark>} targets primarily upper-middle level income customers, defined as those with household incomes higher than $50,000.

               STRATEGY. In the Catalog Items business the Company is expecting sales growth and improved margins from its newly refocused PERSONAL TOUCH CATALOG{<reg-trade-mark>}. The Company has redesigned the layout of the PERSONAL
               TOUCH CATALOG{<reg-trade-mark>} and has refined its product offerings to further appeal to its upper-middle income and primarily female customers. The Company has developed a plan to further build the circulation and sales performance of the PERSONAL TOUCH CATALOG{<reg-trade-mark>} by systematically accentuating the most successful products and eliminating those evidencing the poorest performance. Concurrently, management has determined to leverage its fixed expenses of this well-established franchise by offering to provide marketing and manufacturing fulfillment services to other catalog merchants - primarily in the nonprofit sector
               - where the economies of developing new catalog programs are somewhat more favorable than in the "for-profit" sector. For a further description of these efforts, see "Fulfillment Services-HSUS."

               While the check and label businesses employ more aggressive pricing to attract customers, the Catalog
               Item market relies more on the novelty, variety and quality of merchandise to secure orders. Sales tend to be more seasonal with a large percentage of sales occurring during the October through December period. However, with the strategic development of the breadth of product in the PERSONAL TOUCH CATALOG{<reg-trade-mark>} described above, management expects to mitigate the historically cyclical nature of this business.

FULFILLMENT    GENERAL.  The Company has a highly efficient, well-
SERVICES       established marketing and manufacturing infrastructure
               which it maintains to service its three core business lines. This infrastructure is flexible, scaleable and lends itself to providing additional capacity in a low-cost manner. The Company has contracted to produce for Harland stampers and miniprinters
               ("Stamps") sold through Harland's network of financial institutions (the "Harland Stamp Program") and has agreed in principle with the Humane Society of the United States ("HSUS") to market, merchandise and fulfill orders for its new HSUS catalog program (the
               "HSUS Catalog Program").

               HARLAND STAMP PROGRAM. In furtherance of the Company's relationship with Harland as described under "Manufacturing-Checks," Harland has contracted to have the Company produce its requirements for "Slim Stamps" and for a high percentage of Harland's requirements for the production of other Stamp products. Harland receives orders for Stamps from its customers, processes the orders and electronically transmits the personalized information directly to the Company's manufacturing facility where the Stamps are produced and shipped, generally within a twenty-four hour period. Although the revenue derived from the Harland Stamp Program, which began in September of 1996, does not represent a significant portion of the Company's sales, management believes that, because of the success of the program, additional opportunities exist to produce more Stamps and other products for Harland and other third parties.

               HSUS CATALOG PROGRAM.  The Humane Society of the
               United States ("HSUS") is an international, non-profit
               organization devoted to the promotion, protection and
               the humane treatment of animals.  Artistic and the
               HSUS have agreed in principle to a five-year program
               in which Artistic will provide its catalog expertise
               to create, design, merchandise and fulfill orders in
               keeping with the mission-related activity of the HSUS.
               The Company has agreed to be a "turnkey" provider of
               these services to the HSUS and is in discussion with
               other nonprofit organizations to do the same.
               Although the revenue to be derived in 1997 from the
               HSUS Catalog Program is not expected to represent a
               significant portion of the Company's sales, management
               believes that the relationship offers a significant
               growth opportunity with the HSUS over the five-year
               term, as well as with other nonprofit entities.  The
               services to be provided to the HSUS have been
               developed with limited additional cost as the Company
               is utilizing its existing capabilities for marketing,
               production and fulfillment of its PERSONAL TOUCH
               CATALOG{<reg-trade-mark>}.  Additionally, all customer names generated through the HSUS Catalog Program are
               expected to be maintained by the Company for further
               growth of its customer base and PI Program.
PI PROGRAMS    The Company's PI Program is an important element in
               the continuing development of its ability to access, service and solicit orders from its established cus-tomer base of over 12 million buyers. The PERSONAL
               TOUCH CATALOG{<reg-trade-mark>} and other Artistic advertising material is inserted in each package that is shipped to its customers and provides an inexpensive means of targeted solicitation to proven Artistic buyers that results in high average order sizes and favorable response rates. As the Company's customer base continues to grow through general sales activity, the PI Program becomes a more powerful marketing asset of the Company. The Company also derives revenue from the marketing of the space in its outgoing packages to other direct-mail participants for their advertising to "ride-along" with the Company's shipments.

LIST RENTALS   Artistic has 400,000 PERSONAL TOUCH CATALOG{<reg-trade-mark>}, customers who have purchased Catalog Items from the Company in the past 12 months, four million direct-to-consumer check customers, and three million customers of other Personalized Products advertised in Mass
               Media (collectively, the "Artistic Names"). As of
               January 1, 1997, the Company has contracted with Brigar Computer Services, Inc. and Direct Tech, Inc.
               ("BDT") for the management and maintenance of the Artistic Names. Management expects that the Company will benefit from the experience and direct-mail expertise offered by BDT. With support, training and advisement of the BDT consultants, Artistic should be able to more effectively utilize its catalog database management, statistical modeling and other file man-agement techniques such as recency-frequency-monetary file segmentation. The Company expects that the information regarding Artistic's "best" customers will provide sales opportunities that have yet to be accessed. As a result of the proven success of sales through Artistic's in-house PI Program, management will continue to focus on building package insert opportunities or the "back end," to leverage the Artistic Names as that list continues to grow.
               Additionally, management is focusing on cross-selling between the Artistic Names and the names of the partners for whom it will conduct catalog fulfillment and other services. The Company has also historically generated revenue from the rental and exchange of the Artistic Names to and with other direct-mail companies. Management expects that with its renewed focus on the maintenance of the Artistic Names, the Company should derive additional revenue from such list rental activities as it becomes easier to market the Artistic Names to other direct mailers who would benefit from the characteristics of the Artistic customers represented by the Artistic Names.

MANAGEMENT     In 1996 the Company began an extensive effort to
INFORMATION    overhaul its entire information systems infrastructure
SYSTEMS        following a full-scale review of the Company's system
               capabilities. The study determined that the Company was enduring substantive capacity and reliability problems with its proprietary software and hardware.
               After the completion of the systems assessment in July of 1996, a strategic information systems plan was developed and a software package systems selection made. The following improvements have been accomplished or are underway:

               <circle>Aging proprietary enterprise hardware has been
                          replaced with an open systems architecture relying on common HP 9000 hardware and the UNIX operating system, which has been networked with client/server enterprise applications and PC based office automation tools.
               <circle>Proprietary financial and inventory systems have been replaced with Lawson Insight, a
                          client/server based enterprise software
                          package (the "Enterprise Systems").
               <circle>Existing PICK operating system-based order processing protocol is being converted to run under the UNIX operating system on the new HP
                          9000 hardware.
               <circle>Use of stand-alone PC's has been consolidated to a modern PC network running standard
                          Microsoft Office tools with e-mail and on-line calendaring and scheduling systems for office automation.
               <circle>A cultural shift from hierarchical management to
                          empowered work teams.
               From this enterprise-wide effort, the Company expects enhanced access to financial and operational information for decision making and control in terms of both order content and timeliness of production and delivery, as well as a flexible information system architecture that can be easily scaled upward to support anticipated growth of the Company's business.
               The Company has completed the installation of the hardware and network infrastructure for this system and the general ledger module became operational in January 1997. Purchasing, inventory management and accounts payable are expected to come on line in July
               1997 and the order processing system will have been converted to the new platform in May 1997. Upon its completion this project will yield to Artistic an organizational and informational infrastructure that is a highly scaleable, competitive asset.

MANUFACTURING  CATALOG ITEMS AND PERSONALIZED PRODUCTS.  The Company
               personalizes approximately 90% of the products that it sells, while other items are manufactured by outside vendors, "pick-packed" and shipped at Artistic Plaza or "drop-shipped" directly from the vendor. The Company has recently completed renovation of Artistic Plaza, a 142,000 square foot facility, which provides the necessary space for all current manufacturing operations of the Company. Management believes that housing all manufacturing under one roof has decreased the cost of material movement and increased productivity through more efficient utilization of its personnel.

               Manufacturing operations utilize some of the newest technology available for production of the Company's products. Activities are monitored to provide up-to-the-minute order tracking and training programs assure a qualified group of employees. Quality assurance is maintained to provide the Company's customers with the highest degree of accuracy of product received.

               The Company maintains a wide variety of paper inventory to meet the demand for its customers' orders. The Company has more recently been better able to plan its inventory replenishment cycle which reduces the commitment of large amounts of working capital to inventory. Inventories have decreased 55% during 1996 as evidenced by an increase in inventory turns from 7.3x in 1995 to 10.0x in 1996, and the reduction of inventory from $5.8 million at year end 1995 to $2.6 million at year end 1996. These improvements have been accomplished through major programs such as supplier partnerships, replenishment, just-in-time material management, consigned supply and inventory concepts, and strict quality management practices. The outsourcing of all check production to Harland as described below in "-Checks" was also a major factor in the reduction of inventory. These approaches have resulted in reduced supply costs, freight costs and scrap, and more efficient reporting and tracking procedures and controls. The warehouse operations utilize efficient storage location and handling methods to ensure security of materials, reduced loss and damage, and ease of movement. These concepts add to a more efficient and low-cost operation. Management believes that the Company's inventory system accuracy level exceeds 99%.

               CHECKS. On August 29, 1996, the Company contracted with Harland for the production of its requirements for checks for a period of seven years (the "Harland Contract"). All orders for check products are received by the Company, processed and electronically transferred to a Harland production facility in either the East or West geographical areas of the United States, depending on the customer's geographical location. Harland imprints the customers' checks and ships the orders directly from its facilities for a fixed price per box and within tolerances including a two-day turnaround time and a 99.9% micro-line accuracy rate. The Harland Contract is a valuable asset to the Company as it provides for virtually unlimited check production capacity with no significant limitations or capital expenditure requirements which would otherwise be associated with the growth of the Check product line. As a part of the Harland Contract, the Company sold its check-production equipment to Harland at net book value resulting in no gain or loss being recognized. Additionally, the Harland Contract has resulted in the elimination of business risk associated with quality, cost and labor-load leveling issues previously experienced by the Company. The Company has also directed its financial and human resources to new and more efficient uses within the Company. The Company believes that its relationship with Harland is positive.

               BACKLOG/POSTAGE. The Company's backlog of orders is generally small in relation to total sales and is not material to an understanding of the Company's business. Additionally, rapid order fulfillment is one means by which the Company can distinguish itself from its competition. Once a product is available for shipment, the mode of transportation can be U.S. bulk mail, priority mail or Federal Express. Because the Company is heavily involved in direct-mail solicitations and shipping of orders, increases in U.S. Postal Service ("USPS") rates affect its cost of doing business to a degree. Each time the USPS raises postage rates, the Company evaluates the classes of postage affected, the rates of increase and the potential impact on Company profits before it passes those increases on to its customers. The Company ships 2% of its products through private shipping providers such as Federal Express pursuant to contractual arrangements. The cost of such shipping is, generally, passed on to the customer and the Company is therefore not detrimentally affected by changes in price structure under such contracts.

               DATA ENTRY/ORDER PROCESSING. Over 7.6 million incoming orders were handled in the Company's order processing department in 1996. Approximately 85% of the Company's orders are received through the mail, with the remainder being accepted via the telephones. The orders received through the mail are opened, processed and batched for data entry usually within four hours of receipt from the post office.

               Two data entry sites, one at Artistic Plaza and the other in Binghamton, New York, key and verify each order. Networked computers utilizing post-relational database technology, along with fully integrated scanning devices, assist data entry clerks in the entry of personalized and other information related to each order. The speed and accuracy consistently exhibited by this department contributes to a high level of customer satisfaction, as well as the retention and growth of repeat customers.

               TELEMARKETING. An increasing percentage of the Company's revenue is being generated through its call center. In 1996, over 3.2 million telephone calls were answered as compared to 2 million calls in 1995. With a base of over 12 million customers, along with a direct link to the manufacturing floor, the customer service/telemarketing representatives are able to recall detailed order history, facilitating customer inquiries, reorders or problem resolution. The use of cross-selling and "up-selling" techniques results in the average order from the Company being 20-30% higher when placed over the telephone versus when it is received through the mail.

               RAW MATERIALS. The raw materials necessary for the Company's business are principally paper, paper products and printing supplies. While increases in the prices of these commodities affect the Company's cost of goods sold, such increases likewise affect the Company's competition; thus, it is not uniquely vulnerable to such changes. Management believes that the availability of paper products in 1996 expanded with a concomitant stabilization in prices, although there can be no assurance that such stabilization will continue. The Company historically has found the necessary materials readily available in sufficient quantities.

EMPLOYEES.     As of February 28, 1997, the Company had approximately
656 employees, including 578 hourly and 78 salaried workers. The Company maintains strong employee relations which has helped to build a cohesive, marketing-driven organization that is focused, innovative and highly motivated. To enhance its workforce, Artistic has established ongoing programs for employee training, safety and communications. Employees are encouraged to join Artistic's buyer's club which entitles them to discounts and enhances their loyalty to the Company. The Company believes its employee relations to be good. Artistic has never experienced a work stoppage and its employees are not represented by a labor union.

RISK FACTORS.

RECENT LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

     Although the Company has for many years experienced year-to-year revenue growth, it has incurred net losses of $9.9 million and $.4 million in 1995 and 1994, respectively. There can be no assurance that revenue growth will continue or that the Company will achieve profitability in the future.

     The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the retail trade industry, the mix of products sold and the cost and types of advertising through which they are sold, and prices charged by suppliers, among others.

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

     To complete orders, the Company must record and process customer data quickly and accurately. While the Company is in the process of significantly upgrading its management information system, there can be no assurance that the new system, when fully installed and implemented, will deliver the full range of data processing functionality expected. The Company believes that the successful installation and implementation of its new computer system is important to its continued growth, but there can be no assurance that the Company will not encounter delays or cost overruns or suffer adverse consequences in implementing the new system.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its core management team. While the Company has employment agreements with its four key executives, they still have the ability to voluntarily terminate their employment with the Company at any time, as do the Company's other executives and employees. Competition for qualified personnel in the Company's segment of the retail trade industry is relatively intense and, from time to time, there are a limited number of persons with knowledge of and experience in particular sectors of the Company's business. The Company's success also will depend on its ability to attract and retain qualified management, marketing, technical and other executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, development efforts and ability to expand. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel.

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has been and may continue to be highly volatile. See the discussion under Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters." Factors such as variations in the Company's revenue, earnings and cash flow, the difference between the Company's actual results and the results expected by investors and analysts, and announcements of new product offerings, marketing plans or price reductions by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate.

CONTROL BY PRESENT STOCKHOLDERS

     In the aggregate, Stuart Komer, American Greetings Corporation and Valcheck Company control approximately 52% of the Company's issued and outstanding Common Stock. Accordingly, to the extent these stockholders act together in the voting of their shares, they will have the ability to determine the outcome of most matters put before the Company's stockholders.


ITEM 2.         PROPERTIES.

Artistic's corporate headquarters is located at One Komer Center, Elmira, New York, approximately 240 miles northwest of New York City. The facilities are in good condition and have been regularly maintained. The table below summarizes the function and key ownership or lease terms for each of the Company's locations:

       FACILITY            OWNERSHIP         SQ. FT.                     USE
Artistic Plaza               Owned       142,000         Manufacturing
Komer Center                 Owned       49,000          Administration/Telemarketing
112 North Main               Owned       21,000          Retail Store/Human Resources
401- 409 William             Owned       30,000          Lettershop/Advertising Material
308 William                  Owned       28,000          Warehousing
Binghamton                  Leased       3,500           Data Entry/Retail Store
406 Academy Place           Leased       5,000           Attached to 401-409 William

Each of the Artistic Plaza production and warehousing facility, the two manufacturing and warehousing operations on William Street, the telemarketing operations and administrative offices at One Komer Center, and the retail store, human resources and training center adjacent to Komer Center at 112 North Main Street, reside in an economic development zone within the City of Elmira  and easily accessible to regional
transportation  centers.   The  Company  also  has access  to  a  large
pool of talented and skilled labor. Artistic also leases office space in Binghamton, New York, which is used as a data entry satellite facility.

ITEM 3.         LEGAL PROCEEDINGS.

There were no material legal proceedings involving the Company pending at December 31, 1996.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the Company's fiscal year ended December 31, 1996.


                                    PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

This information is incorporated by reference to the section of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report") entitled "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

ITEM 6.         SELECTED FINANCIAL DATA.

Selected Financial Data:

(Dollars in thousands, except per share data)

FOR THE YEAR                          1992              1993             1994         1995           1996
Net sales                           $69,763          $78,442           $91,121        $97,042        $98,911
Net income (loss)                     3,607            1,163              (426)        (9,952)         2,675
Per common share:
   Net income (loss)                   0.60             0.20             (0.07)         (1.57)          0.42
Cash flows from operations            4,408            2,697            (1,902)        (4,275)        11,535
AT YEAR END
Total assets                         31,996           31,733            37,909         38,654         28,998
Current liabilities                   9,453            9,198            16,852         16.998         12,950
Long-term debt                        2,155            1,848             1,559          9,593          1,034
Stockholders' equity                 19,844           20,295            19,308          9,548         12,288


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information is incorporated by reference to the section of the 1996 Annual Report entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information is incorporated by reference to the sections of the 1996 Annual Report entitled "BALANCE SHEETS," "STATEMENTS OF OPERATIONS," "STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY," "STATEMENTS OF CASH FLOW," "NOTES TO FINANCIAL STATEMENTS," and "REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                Not applicable.

                                   PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the section of the Company's definitive Proxy Statement filed with respect to its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") entitled "PROPOSAL 1 -ELECTION OF DIRECTORS" AND "-EXECUTIVE OFFICERS."

ITEM 11.        EXECUTIVE COMPENSATION.

This information is incorporated by reference to the section of the 1997 Proxy Statement entitled "PROPOSAL 1 - COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the section of the 1997 Proxy Statement entitled "PROPOSAL 1 - SECURITY OWNERSHIP OF CERTAIN PERSONS."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Company's 1997 Proxy Statement entitled "PROPOSAL 1 - CERTAIN TRANSACTIONS."



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                (a) FINANCIAL STATEMENTS AND EXHIBITS.

                (1) FINANCIAL STATEMENTS. The following financial statements of the Company and the accountant's report thereon are included in the 1996 Annual Report and are incorporated herein by reference:

                Report of Independent Public Accountants.
                Balance Sheets, December 31, 1996 and 1995.
                Statements of Operations for the three years ended
                     December 31, 1996.
                Statements of Changes in Stockholders' Equity for the
                    three years ended December 31, 1996.
                Statements of Cash Flows for the three years ended
                    December 31, 1996.
                Notes to Financial Statements.

                (2) FINANCIAL STATEMENT SCHEDULES.  Not applicable.

                (3)  EXHIBITS.   The  following constitutes the list of
                exhibits required to be filed as part of this Report pursuant to Item 601 of Regulation S-K:

        EXHIBIT INDEX

      EXHIBIT
      NUMBER                     DESCRIPTION                                        LOCATION
          2-1       Amended Standstill Agreement dated as            Incorporated by reference to Exhibit
                    of June 1, 1992, between American                2-1 to the Company's Report on Form 8-
                    Greetings Corporation ("American")               K filed on July 2, 1992.
                    and Artistic.

          3-1       Certificate of Incorporation of the              Incorporated by reference to Exhibit
                    Company, a Delaware corporation.                 3-1 to the Company's Form 10-K for the
                                                                     year ended December 31, 1987.

          3-2       Bylaws of the Company, as amended.               Filed herewith; see Exhibit Index.

          4-1       Investment Agreement between Valcheck            Incorporated by reference to Exhibit
                    and the Company dated May 30, 1995.              4-1 to the Company's Report on Form 8-
                                                                     K filed on June 15, 1995.

          10-1 *    Company's Employee Long-Term                     Incorporated by reference to Exhibit
                    Incentive Plan, as amended.                      10-1 to the Company's Form 10-K for
                                                                     the year ended December 31, 1993
                                                                     ("1993 10-K").

          10-2 *    Employment Agreement between the                 Incorporated by reference to Exhibit
                    Company and Stuart Komer (the "Komer             10-2 to the 1993 10-K.
                    Agreement").

          10-3 *    Amendment to the Komer Agreement.                Filed herewith; see Exhibit Index.

          10-4 *    Employment Agreement between the                 Incorporated by reference to Exhibit
                    Company and Joseph A. Calabro.                   10 to the Company's Form 10-Q for the
                                                                     quarter ended September 30, 1996.

          10-5 *    Employment Agreement between the                 Filed herewith; see Exhibit Index.
                    Company and Robert E. Johnson.

          10-6 *    Employment Agreement between the                 Filed herewith; see Exhibit Index.
                    Company and Thomas C. Wyckoff.

          10-7 *    Form of Deferred Compensation Plan               Incorporated by reference to Exhibit
                    between the Company and Stuart Komer.            10-9 to the Company's 10-K for the
                                                                     year ended December 31, 1986.

          10-8*     Form of Nonqualified Deferred                    Filed herewith; see Exhibit Index.
                    Compensation Plan between the Company
                    and Certain Highly Compensated
                    Employees of the Company.

          10-9      Purchase Agreement among Valcheck,               Incorporated by reference to Exhibit
                    Valassis and the Company dated May               10-1 of the Company's Report on Form
                    31, 1995.                                        8-K filed on June 15, 1995.

          10-10     Revolving Loan Agreement (the                    Incorporated by reference to Exhibit
                    "Revolver") dated March 8, 1996,                 10-5 of the Company's Report on Form
                    between the Company and Marine                   10-K for the year ended December 31,
                    Midland Bank, N.A. ("Marine").                   1995 ("1995-10-K").

          10-11     Amendment and Modification Agreement             Incorporated by reference to Exhibit
                    of the Revolver between the Company              10-15 of the 1995 10-K.
                    and Marine, dated as of March 8,
                    1996.

          10-12     Amendment No. 2 to the Revolver,                 Filed herewith; see Exhibit Index.
                    dated as of November 14, 1996.

          10-13     Amendment No. 3 to the Revolver,                 Filed herewith; see Exhibit Index.
                    dated as of December 31, 1996.

          10-14*    Outside Directors Compensation Plan.             Incorporated by reference to Exhibit
                                                                     10-14 to the Company's Report on Form
                                                                     10-K for the year ended December 31,
                                                                     1992.

          10-15     Security Agreement dated March 8,                Incorporated by reference to Exhibit
                    1996, between the Company and Marine.            10-7 of the 1995 10-K.

          10-16     Lease dated March 31, 1993 between               Incorporated by reference to Exhibit
                    the Company and Stuart Komer leasing             10-8 to the 1995 10-K.
                    premises located at 406 Academy
                    Place, Elmira, NY, as amended.

          10-17     Sale and Development Agreement dated             Incorporated by reference to Exhibit
                    April 26, 1991 between the Company               10-16 of the Company's Report on Form
                    and the City of Elmira, NY.                      10-K for the year ended December 31,
                                                                     1991.

          10-18       Loan Agreement and Direct Mortgage dated       Incorporated by reference to Exhibit 10-14
                      November 6, 1995 between the Company and       of the 1995 10-K.
                      New York State Urban Development
                      Corporation.

          10-19       Advertising Agreement between Valassis         Incorporated by reference to Exhibit 10-17
                      and the Company dated May 30, 1995 (the        of the 1995 10-K.
                      "Advertising Agreement").

          10-20       Amendment to the Advertising Agreement          Filed herewith; see Exhibit Index.
                      dated June 28, 1996.

          10-21       Master Agreement between Artistic and           Incorporated by reference to Exhibit 10-1
                      Harland, dated August 29, 1996.                 of the Company's Report on Form 8-K filed
                                                                      on September 20, 1996.

          10-22       Fulfillment Agreement between Artistic          Incorporated by reference to Exhibit 10-2
                      and Harland, dated August 29, 1996.             of the Company's Report on Form 8-K filed
                                                                      on September 20, 1996.

          10-23       Agreement for Purchase of Equipment             Incorporated by reference to Exhibit 10-3
                      between Artistic and Harland, dated             of the Company's Report on Form 8-K filed
                      August 29, 1996.                                on September 20, 1996.

          11          Statement re: computation of per share          See Note 1 to the Notes to the
                      earnings.                                       Consolidated Financial Statements
                                                                      Incorporated by reference in Item 8
                                                                      hereof.

          13          Company's 1996 Annual Report to                 Filed herewith; see Exhibit Index.
                      Stockholders.

          23          Consent of Arthur Andersen LLP, Certified       Filed herewith; see Exhibit Index.
                      Public Accountants, re: Incorporation by
                      Reference.


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

    (b) REPORTS ON FORM 8-K. None filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.

    (c)  EXHIBITS.  See Exhibit Index.

    (d)  FINANCIAL STATEMENT SCHEDULES.  Not applicable.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ARTISTIC GREETINGS INCORPORATED


Dated: March 21, 1997        By: /S/ROBERT E. JOHNSON
                                 Name: Robert E. Johnson
                                 Title: Senior Vice President Finance and
                                      Chief Financial Officer
                                      (Principal Financial & Accounting
                                      Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company, in the capacities and as of the dates indicated.


By: /S/JOSEPH A. CALABRO                         Date: March 21, 1997
    Name: Joseph A. Calabro
    Title: Chief Executive Officer, President and a Director


By: /S/NORMAN S. EDELCUP                         Date: March 21, 1997
    Name: Norman S. Edelcup
    Title: Director


By: /S/LYNDON E. GOODRIDGE                       Date: March 21, 1997
    Name: Lyndon E. Goodridge
    Title: Director


By: /S/ROBERT E. JOHNSON                         Date: March 21, 1997
    Name: Robert E. Johnson
    Title: Senior Vice President Finance and Chief Financial
          Officer (Principal Financial & Accounting Officer)


By: /S/STUART KOMER                              Date: March 21, 1997
    Name: Stuart Komer
    Title: Chairman and a Director


By: /S/ALAN F. SCHULTZ                           Date: March 21, 1997
    Name: Alan F. Schultz
    Title: Director


By: /S/IRVING I. STONE                           Date: March 21, 1997
    Name: Irving I. Stone
    Title: Director


By: /S/MORRY WEISS                               Date: March 21, 1997
    Name: Morry Weiss
    Title: Director

       EXHIBIT INDEX

      EXHIBIT
      NUMBER                     DESCRIPTION                                        LOCATION
          2-1       Amended Standstill Agreement dated as            Incorporated by reference to Exhibit
                    of June 1, 1992, between American                2-1 to the Company's Report on Form 8-
                    Greetings Corporation ("American")               K filed on July 2, 1992.
                    and Artistic.

          3-1       Certificate of Incorporation of the              Incorporated by reference to Exhibit
                    Company, a Delaware corporation.                 3-1 to the Company's Form 10-K for the
                                                                     year ended December 31, 1987.

          3-2       Bylaws of the Company, as amended.               Filed herewith; see Exhibit Index.

          4-1       Investment Agreement between Valcheck            Incorporated by reference to Exhibit
                    and the Company dated May 30, 1995.              4-1 to the Company's Report on Form 8-
                                                                     K filed on June 15, 1995.

          10-1      Company's Employee Long-Term                     Incorporated by reference to Exhibit
                    Incentive Plan, as amended.                      10-1 to the Company's Form 10-K for
                                                                     the year ended December 31, 1993
                                                                     ("1993 10-K").

          10-2      Employment Agreement between the                 Incorporated by reference to Exhibit
                    Company and Stuart Komer (the "Komer             10-2 to the 1993 10-K.
                    Agreement").

          10-3      Amendment to the Komer Agreement.                Filed herewith; see Exhibit Index.

          10-4      Employment Agreement between the                 Incorporated by reference to Exhibit
                    Company and Joseph A. Calabro.                   10 to the Company's Form 10-Q for the
                                                                     quarter ended September 30, 1996.

          10-5      Employment Agreement between the                 Filed herewith; see Exhibit Index.
                    Company and Robert E. Johnson.

          10-6      Employment Agreement between the                 Filed herewith; see Exhibit Index.
                    Company and Thomas C. Wyckoff.

          10-7      Form of Deferred Compensation Plan               Incorporated by reference to Exhibit
                    between the Company and Stuart Komer.            10-9 to the Company's 10-K for the
                                                                     year ended December 31, 1986.
          10-8      Form of Nonqualified Deferred                    Filed herewith; see Exhibit Index.
                    Compensation Plan between the Company
                    and Certain Highly Compensated
                    Employees of the Company.

          10-9      Purchase Agreement among Valcheck,               Incorporated by reference to Exhibit
                    Valassis and the Company dated May               10-1 of the Company's Report on Form
                    31, 1995.                                        8-K filed on June 15, 1995.

          10-10     Revolving Loan Agreement (the                    Incorporated by reference to Exhibit
                    "Revolver") dated March 8, 1996,                 10-5 of the Company's Report on Form
                    between the Company and Marine                   10-K for the year ended December 31,
                    Midland Bank, N.A. ("Marine").                   1995 ("1995-10-K").

          10-11     Amendment and Modification Agreement             Incorporated by reference to Exhibit
                    of the Revolver between the Company              10-15 of the 1995 10-K.
                    and Marine, dated as of March 8,
                    1996.

          10-12     Amendment No. 2 to the Revolver,                 Filed herewith; see Exhibit Index.
                    dated as of November 14, 1996.

          10-13     Amendment No. 3 to the Revolver,                 Filed herewith; see Exhibit Index.
                    dated as of December 31, 1996.

          10-14     Outside Directors Compensation Plan.             Incorporated by reference to Exhibit
                                                                     10-14 to the Company's Report on Form
                                                                     10-K for the year ended December 31,
                                                                     1992.

          10-15     Security Agreement dated March 8,                Incorporated by reference to Exhibit
                    1996, between the Company and Marine.            10-7 of the 1995 10-K.

          10-16     Lease dated March 31, 1993 between               Incorporated by reference to Exhibit
                    the Company and Stuart Komer leasing             10-8 to the 1995 10-K.
                    premises located at 406 Academy
                    Place, Elmira, NY, as amended.

          10-17     Sale and Development Agreement dated             Incorporated by reference to Exhibit
                    April 26, 1991 between the Company               10-16 of the Company's Report on Form
                    and the City of Elmira, NY.                      10-K for the year ended December 31,
                                                                     1991.
          10-18       Loan Agreement and Direct Mortgage dated              Incorporated by reference to Exhibit 10-14
                      November 6, 1995 between the Company and              of the 1995 10-K.
                      New York State Urban Development
                      Corporation.

          10-19       Advertising Agreement between Valassis                Incorporated by reference to Exhibit 10-17
                      and the Company dated May 30, 1995 (the               of the 1995 10-K.
                      "Advertising Agreement").

          10-20       Amendment to the Advertising Agreement                Filed herewith; see Exhibit Index.
                      dated June 28, 1996.

          10-21       Master Agreement between Artistic and                 Incorporated by reference to Exhibit 10-1
                      Harland, dated August 29, 1996.                       of the Company's Report on Form 8-K filed
                                                                            on September 20, 1996.

          10-22       Fulfillment Agreement between Artistic                Incorporated by reference to Exhibit 10-2
                      and Harland, dated August 29, 1996.                   of the Company's Report on Form 8-K filed
                                                                            on September 20, 1996.

          10-23       Agreement for Purchase of Equipment                   Incorporated by reference to Exhibit 10-3
                      between Artistic and Harland, dated                   of the Company's Report on Form 8-K filed
                      August 29, 1996.                                      on September 20, 1996.

          11          Statement re: computation of per share                See Note 1 to the Notes to the
                      earnings.                                             Consolidated Financial Statements
                                                                            Incorporated by reference in Item 8
                                                                            hereof.

          13          Company's 1996 Annual Report to                       Filed herewith; see Exhibit Index.
                      Stockholders.

          23          Consent of Arthur Andersen LLP, Certified             Filed herewith; see Exhibit Index.
                      Public Accountants, re: Incorporation by
                      Reference.

          27          Financial Data Schedule.                              Filed only with EDGAR filing, per
                                                                            Regulation S-K, Rule 601 (c)(1)(v).