Form 10-Q
period 1997-03-31
ARTISTIC GREETINGS INC
filed 1997-05-15
CIK 7610

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 1997

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

[ X ] Yes  [   ] No

As of May 5, 1997, the Registrant had 6,342,364 shares of its common stock issued and outstanding.

                   ARTISTIC GREETINGS INCORPORATED

                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED MARCH 31, 1997



                                                               PAGE NO.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                 Balance Sheets                                    3

                 Statements of Operations                          4

                 Statements of Cash Flows                          5

                 Notes to Financial Statements                     6

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     8

PART II. OTHER INFORMATION

        Item 5. Other Information                                 11

        Item 6. Exhibits and Reports on Form 8-K                  11

               Signatures                                         12

               Exhibit Index                                      13

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARTISTIC GREETINGS INCORPORATED
                              BALANCE SHEETS


                                                           March 31,   December 31,
                                                             1997        1996

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA            (Unaudited)

                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $   38      $   99
  Marketable securities:
     Trading, at market (cost $2,726 in 1997
     and $2,699 in 1996)                                     2,829       2,881
     Available for sale, at market (cost $11
     in 1997 and $11 in 1996)                                   19          19
  Trade receivables - net                                    1,155       1,252
  Inventories                                                2,574       2,270
  Prepaid advertising                                        1,789       3,064
  Prepaid expenses and other current assets                    509         500

       TOTAL CURRENT ASSETS                                  8,913      10,085

Deferred advertising                                         2,979       2,113
Property, plant and equipment, net                          17,037      16,237
Cash surrender value of life insurance                         447         433
Other assets                                                   131         130

       TOTAL ASSETS                                        $29,507     $28,998



         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Current portion of long-term debt                         $  153    $    153
  Accounts payable, trade                                    9,531       9,847
  Accrued liabilities                                        1,787       2,386
  Customer advances                                            900         451
  Income taxes payable                                         356         113

     TOTAL CURRENT LIABILITIES                              12,727      12,950

Long-term debt                                                 998       1,034
Other liabilities                                              359         383

       TOTAL LIABILITIES                                    14,084      14,367

Common stock, subject to put option - 500,000 shares         2,421       2,343

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares;
       Issued: 6,037,720 shares in 1997;
             6,037,720 shares in 1996                          604         604
  Additional paid-in capital                                11,052      11,042
  Unrealized  (losses)  gains  on
        marketable  securities held as available for
        sale, net of tax effect                                  1           1
  Retained earnings                                          2,217       1,526

                                                            13,874      13,173

  Less: Treasury stock, at cost (195,356 and
        200,356 shares in 1997 and
        1996, respectively)                                   (872)       (885)

       TOTAL STOCKHOLDERS' EQUITY                           13,002      12,288

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $29,507     $28,998


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                    UNAUDITED STATEMENTS OF OPERATIONS



                                                               QUARTER ENDED

                                                           March 31,     March 31,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA               1997          1996

Net sales                                                   $    24,218  $ 27,008
Cost of sales                                                     9,512    11,051
Gross profit                                                     14,706    15,957

Selling, advertising, general and administrative expenses        13,550    15,106
INCOME (LOSS) FROM OPERATIONS                                     1,156       851

Other income (expense)
   Interest and dividend income                                      33        33
   Net unrealized gains (losses) on trading securities              (78)       44
   Net realized gains (losses) on marketable securities               6        39
   Interest expense                                                 (60)     (306)
   Other                                                             22        11
INCOME (LOSS) BEFORE TAXES                                        1,079       672

Provision for (benefit from) income taxes                           388         0
NET INCOME (LOSS)                                             $     691   $   672

Net income (loss) per common and common equivalent share      $     .11   $   .10

Weighted average number of common shares outstanding            6,353,531  6,539,083


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                  UNAUDITED STATEMENTS OF CASH FLOW



                                                               QUARTER ENDED

                                                           March 31,     March 31,
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA               1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  691      $ 672
Adjustments to reconcile net income (loss)
        to net cash provided by
        (used in) operating activities:
  Depreciation and amortization                                424        640
  Allowance for doubtful accounts                              (75)      (113)
  Net unrealized losses (gains) on trading securities           78        (44)
  Net realized losses (gains) on marketable securities
        (equity)                                                (6)       (39)
  Purchase of trading securities                              (384)      (944)
  Proceeds from sale of trading securities                     362        263
  Accretion of common stock subject to a put option             78         78
  Decrease  (increase)  in  cash  surrender  value  of  life
        insurance                                              (14)       (14)
  Decrease (increase) in assets:
     Trade receivables                                         173         60
     Inventories                                              (304)     1,284
     Prepaid advertising, prepaid expenses and other         1,265      2,355
     Deferred advertising                                     (867)       862
  Increase (decrease) in liabilities:
     Checks-in-transit                                         173        (41)
     Accounts payable, trade                                  (489)    (3,540)
     Accrued liabilities                                      (598)       351
     Customer advances                                         449        437
     Income taxes payable                                      244       (108)

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  1,200      2,159

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                   (1,223)      (401)
Proceeds from sale of marketable securities                  _____        675

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES (1,223)       274

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of borrowings from the lines of credit            (1,732)    (7,633)
Proceeds from the lines of credit                            1,732      5,965
Proceeds from issuance of common stock, treasury stock
      and options exercised                                     23        __
Payments to New York State Urban Development Corporation       (25)       (25)
Repayment of long-term debt                                    (36)      (565)

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (38)    (2,258)


Net increase (decrease) in cash and cash equivalents           (61)       175
Cash and cash equivalents at beginning of year                  99        529
Cash and cash equivalents at end of year                    $   38      $ 704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
  Interest                                                  $   (2)     $ 225
  Income taxes, net of refunds received                     $  145      $   0


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE 2. FORM 10-K

    Reference is made to the following footnotes included in the Company's 1996 report on Form
10-K:

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

NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 6,353,531 for the quarter ended March 31, 1997 and 6,539,083 for the quarter ended March 31, 1996.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The statement is effective for fiscal years ending after December 15, 1997. When adopted, restatement of prior years' earnings per share will be required.

    The statement establishes revised standards  for  computing  and presenting
earnings  per  share.   Management  does not expect the application to  have  a
material effect on the Company's financial statements.

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


    Fair value of assets acquired     $ 1,875
    Less:  common stock issued          1,875
    Cash paid                         $    _

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, please carefully review the discussion of the following Risk Factors: "Recent Losses; Potential Fluctuations in Operating Results"; "Dependence on Effective Information Systems"; "Dependence on Key Personnel"; "Potential Volatility of Stock Price"; and "Control by Present Stockholders," included under the heading "Company Risk Factors" in Exhibit 99 to this Report, which Exhibit is incorporated by reference herein, as well as the other information contained in this Report and in the Company's periodic reports and other documents filed with the SEC.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS:

NET SALES
In the first three months of 1997, the Company's net sales decreased 10.3% to $24,218 from $27,008 in the comparable period of 1996. This decrease is primarily due to intentional sales volume reductions in the personalized name and address product category, which consists of labels, mini printers, self-inking stamps and certain other products generally sold through mass media channels (personalized products), by an aggregate of 18.9% from $11,160 in 1996 to $9,050 in 1997. These planned reductions resulted from discontinuing marginally profitable products and advertising initiatives. In addition, catalog sales decreased by 11.6% from $2,837 in 1996 to $2,508 in 1997 due to slightly lower responses. Check sales decreased by 1.7% from $11,538 in 1996 to $11,338 in 1997 because of lower circulation and responses.

COST OF SALES
The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

The cost of materials in the first three months of 1997 increased .7% to $6,021 from $5,976 in the comparable period of 1996, which is a 2.7% increase as a percentage of sales from the prior period. The increase is attributed to an increase in the mix of material cost of checks related to outsourcing check production, offset by lower sales volumes in personalized products and catalogs.

Direct labor decreased 32.5% from $1,918 in the first three months of 1996 to $1,295 in the comparable period of 1997, a decrease of 1.8% as a component of net sales during that period for two primary reasons. First, check printing was fully outsourced in October 1996 to John Harland Company allowing labor savings for the check printing. The second factor for the decrease in direct labor was improved efficiencies.

Manufacturing overhead decreased 30.5% to $2,195 in the first three months of 1997 from $3,157 in the comparable period of 1996; such decrease represents a 2.6% decrease as a component of sales between periods. Decreased telephone expense was attributable to reduced exchanges and lower volume. Manufacturing supplies expense was lower in the first three months of 1997 due to outsourcing check production. Finally, depreciation expense decreased due to the sale of check printing equipment in the third quarter 1996 as part of the outsourcing of check manufacturing to John Harland Company.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
The three largest components of SG&A expenses are advertising, postage and labor.

Advertising expense decreased 17.3% to $8,636 in the first three months of 1997 from $10,439 in the comparable period of 1996, which represents a decrease of 3.0% as a component of sales. Advertising for personalized products decreased by 17.6% from the first three months of 1996 due to downsizing efforts to improve profitability. Advertising for checks decreased by 25.5% from the first three months of 1996 due to the purchase of less circulation in reaction to lower response rates related to competitive pricing. Such decreases have been partially offset by a 28.9% increase in circulation in the first quarter for catalogs to pursue growth opportunities.

Postage and shipping expense in the first three months of 1997 decreased 7.9% to $2,239 from $2,432 in the comparable period of 1996, however, the first three months of 1997 represents a .3% increase as a component of sales. Such aggregate decrease in postage and shipping expense is attributable primarily to lower volume and lower exchanges. The increase as a percentage of sales is attributable to an increase in checks postage and shipping for outsourcing handling.

Other administrative expense increased in the first three months of 1997 by 16.8% to $2,330 from $1,996 in the comparable period of 1996, representing an increase of 2.2% as a component of sales. This increase as a percentage of sales is substantially the result of the increase in salaries and wages (with associated increases in employee benefits costs) related to strengthening senior management and initiating business development efforts. An additional factor in the increase is related to professional fees associated with business development efforts.

OTHER EXPENSE (INCOME)
The Company incurred other expenses of $422 in the first three months of 1997, an increase of .7% from $419 in the comparable period of 1996. Interest expense decreased to $60 in 1997 from $306 in 1996, which represents a decrease of 2.2% as a component of net sales. The decrease in interest expense was due to reductions in both long- and short-term borrowing as the Company applied its cash flow from operations to debt reduction. This decrease is offset by accruals for employee incentive compensation and contributions to the Company profit-sharing plan due to higher income from operations.

TAX PROVISION
A tax provision of $388, reflecting an effective tax rate of 36%, was recorded in the first three months of 1997 as compared to no tax provision recorded in the first three months of 1996. A portion of a net operating loss carry forward was utilized in the first quarter of 1996, but due to 1997 expected profitability, a tax provision is required.

NET INCOME
For the reasons discussed above, the Company's net income in the first three months of 1997 increased 2.8% to $691 or $0.11 per share, from the prior period of $672 or $0.10 per share.

LIQUIDITY & CAPITAL RESOURCES
Cash and cash equivalents, combined with marketable securities, totaled $2,999 at December 31, 1996 and $2,886 at March 31, 1997. Total liabilities decreased by $283 or 2.0% from $14,367 at December 31, 1996 to $14,084 at March 31, 1997.
Long-term debt decreased from $1,034 at December 31, 1996 to $998 at March 31, 1997. Income tax payable increased from $113 at December 31, 1996 to $356 at March 31, 1997. Accounts payable was reduced by 3.2% from $9,847 at the end of 1996 to $9,531 at March 31, 1997.

Although working capital at March 31, 1997 was ($3,814), management believes that the Company has sufficient resources from its present cash and cash-equivalent position, cash flow from operations and its line of credit, to meet its current obligations. The negative working capital position at March 31, 1997 was primarily the result of several factors which reflect successful efforts to manage the operations of the Company. Cash and cash equivalents reflect use of cash to pay off long-term debt in 1996, as well as funding a major system implementation from cash from operations, and the inventory balance reflects improved materials management and outsourcing 100% of check production. As a result of check production outsourcing, the Company has no inventory for its check business but records accounts payable for the cost of the subcontracted check production.

At March 31, 1997, the Company had a $6.5 million revolving credit facility with its bank (the "Revolver"), which is subject to a borrowing base formula and certain other conditions. Based upon the borrowing base formula, at March 31, 1997, the Company had a total of $5,803 available for borrowing under the Revolver of which zero was outstanding as of such date.

Per the Company's May 1995 agreement with Valcheck Company ("Valcheck"), Valassis Communications, Inc. ("Valassis") has notified the Company of Valcheck's intent to exercise its put option on the 500,000 shares it owns of the Company's Common Stock. The Company intends to fund both this $2.5 million payment and the $2.0 million annual payment under the Company's Advertising Agreement with Valassis, both of which are due in June 1997, from the Revolver.

Management believes that the operating activities of the Company, together with the line of credit available under the Revolver, will substantially support the Company's cash requirements for the next twelve months and that sufficient capital resources are available to the Company to provide adequate liquidity overall.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     At a meeting of the Company's Board of Directors on May 1, 1997, the members of the Board of Directors unanimously appointed Thomas C. Wyckoff, former Senior Vice President Administration/ Corporate Development, General Counsel and Assistant Secretary of the Company, to serve as Chief Operating Officer and Executive Vice President of the Company. Mr. Wyckoff serves the Company in such capacity under an employment agreement dated as of May 1, 1997, a copy of which is filed herewith as Exhibit 10.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a)    Exhibits.  See Exhibit Index.

     b)    Reports on Form 8-K.  None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ARTISTIC GREETINGS INCORPORATED

Dated: May 15, 1997      By:  /S/  ROBERT E. JOHNSON
                                Robert E. Johnson
                              Senior Vice President Finance and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                           EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION                                   PAGES

10        Employment Agreement between the Company      Filed Herewith
          and Thomas C. Wyckoff, dated May 1, 1997

11        Statement re: computation  of  per share      See Note 3 to the
          earnings                                      Financial Statements
                                                        contained in this
                                                        report

27        Financial Data Schedule                       Filed only with EDGAR
                                                        filing, per Regulation
                                                        S-K,Rule 601(c)(1)(v)

99        Risk Factors                                  Filed Herewith