Form 10-Q
period 1997-06-30
ARTISTIC GREETINGS INC
filed 1997-08-14
CIK 7610

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549




(Mark one)


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 1997

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

[ X ] Yes  [   ] No

As of August 4, 1997, the Registrant had 5,844,946 shares of its common stock issued and outstanding.

                   ARTISTIC GREETINGS INCORPORATED

                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED JUNE 30, 1997



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

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                              BALANCE SHEETS


                                                           June 30,    December 31,
                                                             1997        1996

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA            (Unaudited)



                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $    206    $        99
  Marketable securities:
     Trading, at market (cost $2,313 in 1997
     and $2,452 in 1996)                                    2,641          2,881
     Available for sale, at market (cost $509
     in 1997 and $9 in 1996)                                  525             19
  Trade receivables - net                                   1,339          1,252
  Inventories                                               2,599          2,270
  Prepaid advertising                                       3,513          3,064
  Prepaid expenses and other current assets                   512            500

       TOTAL CURRENT ASSETS                                11,335         10,085

Deferred advertising                                        2,841          2,113
Property, plant and equipment, net                         17,573         16,237
Cash surrender value of life insurance                        461            433
Other assets                                                  144            130

       TOTAL ASSETS                                      $ 32,354       $ 28,998



         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Current portion of long-term debt                      $    144            153
  Accounts payable, trade                                  10,439          9,847
  Accrued liabilities                                       1,050          2,386
  Customer advances                                           794            451
  Income taxes payable                                         11            113

     TOTAL CURRENT LIABILITIES                             12,438         12,950

Long-term debt                                              6,517          1,034
Other liabilities                                             333            383

       TOTAL LIABILITIES                                   19,288         14,367

Common stock, subject to put option - 500,000 shares            -          2,343

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares;
       Issued: 6,038,520 shares in 1997;
             6,037,720 shares in 1996                         654            604
  Additional paid-in capital                               11,055         11,042
  Unrealized gains on marketable securities
        held as available for sale,
        net of tax effect                                       8              1
  Retained earnings                                         2,271          1,526

                                                           13,988         13,173

  Less: Treasury stock, at cost (695,356
        and 200,356 shares in 1997 and
        1996, respectively)                                  (922)          (885)

       TOTAL STOCKHOLDERS' EQUITY                          13,066         12,288

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 32,354       $ 28,998

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                     UNAUDITED STATEMENTS OF OPERATIONS


                                          QUARTER ENDED                 SIX MONTHS ENDED
                                          June 30,                      June 30,
IN THOUSANDS OF DOLLARS,
EXCEPT PER SHARE DATA                   1997            1996            1997            1996

Net sales                               $ 22,212        $ 22,250        $ 46,431        $ 49,258
Cost of sales                              9,662           8,931          19,394          19,982
Gross profit                              12,550          13,319          27,037          29,276

Selling, advertising, general
and administrative expenses               12,693          12,806          26,024          27,912
INCOME (LOSS) FROM OPERATIONS               (143)            513           1,013           1,364

Other income (expense)
  Interest and dividend income                44              11              78              79
  Net unrealized gains on
   trading securities                        223               8             145              52
  Net realized gains on
   marketable securities                      55              44              61              83
  Interest expense                          (111)           (187)           (172)           (518)
  Other                                       15              41              38              42
INCOME BEFORE TAXES                           83             430           1,163           1,102

Provision for income taxes                    30               0             419               0
NET INCOME                                $   53          $  430         $   744         $ 1,102

Net income per common
        and common equivalent share       $ 0.01          $ 0.07         $ 0.12          $  0.17


Weighted average number of
 common shares outstanding                6,361,382       6,321,940      6,360,465       6,321,617


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                     UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                        June 30,        June 30,
                                                                        1997            1996

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  744          $ 1,102
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                            970            1,279
  Allowance for doubtful accounts                                          (75)               -
  Net unrealized losses (gains) on trading securities                     (145)             (52)
  Net realized losses (gains) on marketable securities (equity)            (61)             (83)
  Purchase of trading securities                                          (261)          (1,653)
  Proceeds from sale of trading securities                                  60            1,006
  Amortization of interest credit from New York State Urban
     Development Corporation grant                                         (50)             (50)
  Accretion of common stock subject to a put option                        157              156
  Decrease (increase) in cash surrender value of life insurance            (28)             (28)
  Decrease (increase) in assets:
     Trade receivables                                                     (88)             561
     Income taxes receivable                                                 0              900
     Inventories                                                          (329)           2,454
     Prepaid advertising, prepaid expenses and other                      (474)           1,427
     Deferred advertising                                                 (728)           1,125
  Increase (decrease) in liabilities:
     Checks-in-transit                                                   1,012             (625)
     Accounts payable, trade                                              (528)          (5,175)
     Accrued liabilities                                                (1,236)             528
     Customer advances                                                     350               25
     Income taxes payable                                                 (102)               -


        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (812)           2,897

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                               (2,305)            (615)
Proceeds from sale of marketable securities                                 68              633

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (2,237)              18

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of borrowings from the lines of credit                        (4,336)         (13,754)
Proceeds from the lines of credit                                        9,836           11,713
Proceeds from issuance of common stock, treasury stock
      and options exercised                                             (2,318)               4
Repayment of long-term debt                                                (26)            (874)

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              3,156           (2,911)


Net increase in cash and cash equivalents                                  107                4
Cash and cash equivalents at beginning of year                              99              529
Cash and cash equivalents at end of year                                $  206           $  533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                              $   38           $  379
  Income taxes, net of refunds received                                 $  521           $  906


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

    Certain amounts in prior years have been reclassified to conform to the 1997 presentation.


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

                   ARTISTIC GREETINGS INCORPORATED
                                  (UNAUDITED)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding were 6,361,382 for the quarter ended June 30, 1997 and 6,321,940 for the quarter ended June 30, 1996.

    The weighted average number of shares outstanding was 6,360,465 for the six-month period ended June 30, 1997 and 6,321,617 for the six-month period ended June 30, 1996.

    The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three and six months ended June 30, 1997 were $0.01 and $0.12 respectively, the same as reported EPS.

NOTE 4. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY.

    During May 1995, the Company acquired certain assets of Valcheck Company ("Valcheck") in exchange for 500,000 shares of the Company's common stock. The common stock was issued at a price of $3.75 per share or $1,875. The common stock was puttable to the Company, at Valcheck's option, two years from the acquisition date at $5 per share.

    Valcheck exercised its put option in the second quarter of 1997. The Company paid Valcheck a contractually-determined $5.00 per share or $2.5 million on June 30, 1997, in consideration of the 500,000 shares put to the Company as of such date.

NOTE 5. LONG-TERM DEBT

     Long-term debt consists of the following:


                             June 30,    March 31,  December 31,
                               1997        1997         1996

     Marine Revolver         $   5,500    $   -        $  -
     UDC Mortgage                  250        275         300
     City of Elmira                911        876         887

     Total Long-term Debt    $   6,661    $ 1,151      $ 1,187
     Less:  Current Portion        144        153          153

     Total                   $   6,517    $   998      $ 1,034

     Long-term debt rose to $5.5 million since the end of the first quarter. The Company funded from its revolving credit line (the "Revolver") with Marine Midland Bank ("Marine"), a contractually specified $2 million advertising payment to Valassis Communications, Inc. ("Valassis"), the Company's exclusive provider of Free Standing Insert advertising media. A $2.5 million payment to Valcheck (as described in Note 4 to the Condensed Financial Statements) was also funded from the Revolver. Additionally, the Company utilized an additional $1 million from the Revolver to fund its working capital. As of August 11, 1997, the balance on the Revolver was reduced to approximately $3.8 million. See "Item 2 - Liquidity and Capital Resources" for a further description of the Company's cash flow. Finally, the City of Elmira mortgage increased in principal amount by thirty-five thousand dollars ($35,000) as a result of the inclusion of interest which had been accruing since 1991.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

    The following discussion contains forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, please carefully review the discussion of the following Risk Factors: "Recent Losses; Potential Fluctuations in Operating Results"; "Dependence on Effective Information Systems"; "Dependence on Key Personnel"; "Potential Volatility of Stock Price"; and "Control by Present Stockholders," included under the heading "Risk Factors" in Exhibit 99 to this Report, which Exhibit is incorporated by reference herein, as well as the other information contained in this Report and in the Company's periodic reports and other documents filed with the SEC.

Results of Operations:

NET SALES

    In the second quarter of 1997, the Company's sales decreased .2% to $22,212 from $22,250 in the comparable period of 1996. This decrease is primarily a result of lower responses due to delayed placement of advertising in the personalized name and address product category, which consists of labels, mini printers, self-inking stamps and certain other products generally sold through mass media channels ("personalized products"). Additionally, certain less profitable media programs utilized by the Company for checks in the second quarter of 1996 were eliminated in 1997. Sales in the personalized products category therefore decreased 6.3% to $7,523 in the second quarter of 1997 from $8,026 in the comparable period of the prior year. Catalog sales decreased by 8.1% to $2,313 in the second quarter of 1997 from $2,518 in 1996, due to lower responses caused principally by the testing of new mixes of product in the Personal Touch{<reg-trade-mark> }catalog. These decreases were offset by an increase in check sales of 3.6% to $11,030 in the second quarter of 1997 from $10,642 the prior year. The increase in check sales was primarily attributable to a decline in the backlog of customer orders.

    For the six months ended June 30, 1997, sales of $46,431 were 5.7% lower than the $49,258 revenues reported for the comparable 1996 period. Check sales grew .5% to $22,385 in the first half of 1997 from $22,180 in the comparable prior period. Personalized product sales decreased 13.6% to $16,574 in the first six months of 1997 from $19,186 in the first half of 1996. This decrease resulted from the planned elimination of less profitable mass media circulation and the delayed placement of other such advertising. Catalog shipments were 7.9% lower at $4,821 through June 30, 1997, as compared to $5,356 in 1996, which reflects the affects of lower response rates for the reason stated above.

COST OF SALES

    The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

    The cost of materials in the second quarter of 1997 increased 30.6% to $5,860 from $4,487 in the comparable period of 1996, which is a 6.2% increase as a percentage of sales. The increase as a percentage of sales represents a higher component of material cost allocated for check production with the Company's outsourcing partner, as compared to mostly in-house manufacturing in the prior comparable period. This increase in check material cost was offset by less scrap and exchanges in personalized products and catalog manufacturing, as well as a reduction in manufacturing overhead and direct labor expense associated with the outsourcing of check production. The cost of materials for the first six months of 1997 increased 13.6% to $11,880 from $10,463 in the first half of 1996, which reflects a 4.4% increase as a percentage of sales from year to year. The increase as a percentage of sales is due to the reasons outlined above for the second quarter.

    Direct labor decreased 24.7% to $1,299 in the second quarter of 1997 from $1,725 in the second quarter of 1996, which represents a decrease of 2.0% as a component of sales during that period. Such decrease is primarily attributable to the elimination of in-house check production in late 1996, combined with higher labor efficiencies in remaining production activities. Direct labor for the first six months of 1997 decreased 30.5% to $2,532 from $3,643 in the first half of 1996. This represents a decrease of 1.9% as a component of sales during that period. The same reasons as above for quarterly direct labor changes apply to the six month changes from 1996 to 1997.

    Manufacturing overhead decreased 8.0% to $2,503 in the second quarter of 1997 from $2,718 in the comparable period of 1996, representing a .9% decrease as a component of sales between periods. Employee benefits were lower in the second quarter of 1997 due to lower employment levels attributable primarily to the outsourcing of check production. Finally, depreciation expense decreased due to the sale of check-printing equipment in the third quarter of 1996 in connection with the outsourcing of check manufacturing to John H. Harland
Company ("Harland").   Manufacturing overhead decreased 15.2% to $4,982 in the
first half of 1997 from $5,875 in the comparable period of 1996. This represents a decrease of 1.2% as a component of sales during that period. The same reasons as outlined above for quarterly manufacturing overhead changes apply to the six-month changes from 1996 to 1997.

SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE (SG&A)

    The three largest components of SG&A expenses are advertising, postage and labor.

    Advertising expense of $8,781 in the second quarter of 1997 was approximately equal to the $8,747 advertising expense in the comparable period of 1996. Advertising expense decreased 9.3% to $17,395 in the first half of 1997 from $19,186 in the comparable period of 1996, which represents a decrease of 1.4% as a component of sales. Advertising expense changes through June 30 represent the continuation of the Company's strategy to forego less profitable advertising circulation.

    Postage and shipping expense in the second quarter of 1997 increased 1.6% to $2,017 from $1,985 in the comparable period of 1996, which represents a .2% increase as a component of sales. The increase in postage is attributable to an increase in the cost of check postage, shipping and handling with Harland, offset by a decrease in this category for personalized products due to lower exchanges and returns. Postage and shipping expense for the first six months of 1997 decreased 3.7% to $4,256 from $4,417 in the comparable period of 1996, which represents an increase of .2% as a component of sales. The same reasons as above for quarterly postage and shipping changes apply to the six-month changes from 1996 to 1997.

    Other administrative expense increased in the second quarter of 1997 by 7.5% to $1,938 from $1,803 in the comparable period of 1996, representing an increase of .6% as a component of sales. Other administrative expense increased in the first six months of 1997 by 7.1% to $4,070 from $3,799 in the comparable period of 1996, representing an increase of 1% as a component of sales. These increases are primarily due to increased depreciation from the implementation of a new management information computer system, higher professional fees associated with business development efforts and non-recurring personnel-related expenses.

OTHER

    The Company recognized other income of $226 in the second quarter of 1997, compared to an expense of $83 in the comparable period of 1996. Interest expense decreased to $111 in the second quarter of 1997 from $187 in the comparable period of 1996. The decrease in interest expense was due to reductions in both long and short term borrowing as the Company applied its cash flow from operations to debt reduction. A substantial increase in interest expense was not experienced by the Company in the second quarter because the majority of its borrowings under the Revolver (as described in Note 5 to the Condensed Financial Statements) did not occur until the mid-to-late June time frame. Net unrealized gains on trading securities increased to $223 in the second quarter of 1997 from $8 in the comparable period of 1996. The Company recognized other income of $150 in the first six months of 1997, compared to an expense of $262 in the comparable period of 1996. Year-to-year changes through June 30 are due to the same reasons as discussed above.

TAX PROVISION

    A tax provision of $30, reflecting an effective tax rate of 36%, was recorded in the second quarter of 1997 as compared to no tax provision recorded in the second quarter of 1996. The benefit of a net operating loss carryforward was utilized in the second quarter of 1996, but due to 1997 expected profitability, a tax provision was required. A $419 tax provision was recorded in the first six months of 1997 as compared to no tax provision in the comparable six months of 1996. The reason stated above applies to the year-to-year comparison.

NET INCOME

    For the reasons discussed above, the Company's net income in the second quarter of 1997 decreased to $53 or $.01 per share, from the prior period of $430 or $.07 per share. The Company's net income in the first half of 1997 decreased to $744 or $.12 per share, from a net income of $1,102 or $.17 per share.

LIQUIDITY & CAPITAL RESOURCES

    Cash and cash equivalents, combined with marketable securities totaled $3,372 at June 30, 1997 and $2,999 at December 31, 1996. Total liabilities increased by $4,921 to $19,288 at June 30, 1997 from $14,367 at December 31, 1996, primarily because, as a result of its outsourcing arrangement with Harland, the Company has no inventory for its check business but records accounts payable for the cost of the subcontracted check production. Long-term debt increased to $6,517 at June 30, 1997 from $1,034 at December 31, 1996 for the reasons described in Note 5 to the Condensed Financial Statements. Income tax payable decreased to $11 at June 30, 1997 from $113 at December 31, 1996. Accounts payable increased by 6% to $10,439 at June 30, 1997 from $9,847 at December 31, 1996, as inventories grew to service expected higher volume in the second half of the year.

    Working capital at June 30, 1997 was a negative $1.1 million. The Company is operating with a working capital deficit as a result of the outsourcing agreement with Harland in which the Company has no inventory for its check business but records accounts payable for the costs of Harland's check production. Cash flow in the second quarter of 1997 was also negative by $1 million as expected because of the Company's traditionally lower sales in the second quarter.

    The Company has historically met its cash requirements primarily from operating activities. As described in Note 5 to the Condensed Financial Statements, an aggregate of $4.5 million in payments were made in June of 1997, all of which were funded from the Revolver. These payments, in combination with negative cash flow of $1 million for the second quarter, elevated the balance under the Revolver to $5.5 million with availability thereunder capped by a borrowing base of $5.6 million. As of July 18, 1997, the Company liquidated $1.5 million of its investments to pay down the Revolver. As of August 11, 1997, the outstanding balance on the Revolver was $3.8 million and the Company does not expect to further liquidate its other investments to pay down the Revolver with such proceeds. Operating activities are again fully funding the Company's cash requirements and the balance under the Revolver is regularly declining.

    Management believes that the operating activities of the Company, together with the line of credit available under its Revolver, will substantially support its cash requirements for the next twelve months and that sufficient capital resources are available to the Company to provide adequate liquidity overall.

    Management is of the opinion that inflation will not have a material effect on the operations of the Company.

    As of June 30, 1997, the Company and Marine Midland Bank executed Amendment No. 5 to the Revolver, filed herewith as Exhibit No. 10. This amendment eliminated certain covenants and imposed minimum tangible net worth, capital expenditure, cash flow and leverage tests, while extending the term of the Revolver until January 1, 1999. The Company is in compliance under all financial and operating covenants of the Revolver.

                   ARTISTIC GREETINGS INCORPORATED
                                  (UNAUDITED)


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders on May 1, 1997. At that Meeting, there were two Proposals acted upon. The first was the election of the Company's Board of Directors. Joseph A. Calabro, Norman S. Edelcup, Lyndon E. Goodridge, Stuart Komer, Alan F. Schultz, Irving I. Stone and Morry Weiss were each re-elected as Directors of the Company for a one-year term.
The detail concerning the votes cast for, against and withheld from voting with respect to each such Director was as follows:

                                       Votes
Name               For               Against          Withheld
J. Calabro     4,598,205                      0         18,940
N. Edelcup     4,594,155                  4,050         18,940
L. Goodridge   4,594,455                  3,750         18,940
S. Komer       4,591,055                  7,150         18,940
A. Schultz     4,598,205                      0         18,940
I. Stone       4,594,005                  4,200         18,940
M. Weiss       4,594,455                  3,750         18,940

    Also at this Meeting, the Company's stockholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for its 1997 fiscal year. The detail concerning the votes cast for, against and withheld from voting with respect to this Proposal was as follows:

                       Votes
For              Against           Withheld
4,598,506             14,334              4,305


ITEM 5. OTHER INFORMATION.

    Following the determination of Valassis to cause Valcheck to put its 500,000 shares to the Company, on August 4, 1997, Alan F. Schultz, a member of the Company's Board of Directors since May 1995, resigned his position as a member of the Board. The Board of Directors is considering the replacement of Mr. Schultz.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)     Exhibits.  See Exhibit Index.

    b)     Reports on Form 8-K.  None.

                             SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ARTISTIC GREETINGS INCORPORATED

Dated: August 14, 1997       By: /S/THOMAS C. WYCKOFF
                                 Thomas C. Wyckoff
                                 Chief Operating Officer & Executive
                                 Vice President
                                 (Acting Principal Financial
                                 and Accounting Officer)

                            EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION                               PAGES

10                      Amendment No. 5 to Revolving Credit             Filed Herewith
                        Agreement dated June 30, 1997,
                        between the Company and Marine
                        Midland Bank

11                      Statement re: computation of per                See Note 3 to the Financial
                        share earnings                                  Statements contained in this report

27                      Financial Data Schedule                         Filed only with EDGAR filing, per
                                                                        Regulation S-K,
                                                                        Rule 601(c)(1)(v)

99                      Risk Factors                                    Filed Herewith
