Form 10-Q
period 1997-09-30
ARTISTIC GREETINGS INC
filed 1997-11-14
CIK 7610

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549




(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

[ X ] Yes  [   ] No


As of November 1, the Registrant had 5,853,164 shares of its common stock issued and outstanding.

                   ARTISTIC GREETINGS INCORPORATED

                              FORM 10-Q INDEX

               FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ARTISTIC GREETINGS INCORPORATED
                              BALANCE SHEETS

                                                        September    December
                                                          30, 1997   31, 1996
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)       (Unaudited)

                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  245     $   99
  Marketable securities:
     Trading, at market
     (cost $1,190 in 1997 and $2,418 in 1996)               1,413      2,881
     Available for sale at market
     (cost $405 in 1997 and $9 in 1996)                       450         19
  Trade receivables - net                                   1,958      1,252
  Inventories:
     Finished goods                                           874        652
     Work-in-process                                          308        561
     Raw materials and supplies                             1,801      1,057
  Prepaid advertising                                       5,519      3,064
  Prepaid expenses and other current assets                   599        500

       TOTAL CURRENT ASSETS                                13,167     10,085

Deferred advertising                                        3,386      2,113
Property, plant and equipment - net                        17,090     16,237
Net cash surrender value of life insurance                    475        433
Other assets                                                  143        130

       TOTAL ASSETS                                       $34,261    $28,998

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                        $  145     $  153
  Accounts payable, trade                                  12,472      9,847
  Accrued liabilities                                       1,519      2,386
  Customer advances                                           903        451
  Income tax payable                                          225        113

       TOTAL CURRENT LIABILITIES                           15,264     12,950

Long-term debt                                              5,022      1,034
Other liabilities                                             308        383

       TOTAL LIABILITIES                                   20,594     14,367

Common stock subject to put option - 500,000 shares             -      2,343

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
       Authorized:  10,000,000 shares
       Issued: 6,038,520 shares in 1997;
             6,037,720 shares in 1996                         654        604
  Additional paid-in capital                               11,055     11,042
  Unrealized gains on marketable securities
  held as available for sale, net of tax effect                38          1
  Retained earnings                                         2,842      1,526

                                                           14,589     13,173

  Less: Treasury stock at cost (695,356 and
        215,356 shares in 1997 and
        1996, respectively)                                  (922)      (885)

       TOTAL STOCKHOLDERS' EQUITY                          13,667     12,288

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $34,261   $ 28,998

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                ARTISTIC GREETINGS INCORPORATED
                UNAUDITED STATEMENTS OF OPERATIONS

                                                          QUARTER ENDED                  NINE-MONTHS ENDED
                                                          September 30,                    September 30,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)        1997             1996           1997             1996
Net sales                                           $24,272          $23,643          $70,703          $72,901
Cost of sales                                        10,700            9,750           30,095           29,732
Gross profit                                         13,572           13,893           40,608           43,169
Selling, advertising, general and administrative     12,519           12,835           38,240           40,236
expenses
INCOME FROM OPERATIONS                                1,053            1,058            2,368            2,933
Other income (expense)
    Interest and dividend income                         19               11               70               26
    Net unrealized (losses) gains on trading            (95)              48               24              100
securities
    Net realized (losses) gains on marketable           253               (3)             314               80
securities
    Loss on disposal of fixed assets                   (451)               -             (451)               -
    Interest expense                                    (70)            (194)            (204)            (662)
    Bonus & Profit Sharing Expense                     (138)               -             (441)               -
    Other                                                 8             (323)              62             (778)
INCOME BEFORE TAXES                                     579              597            1,742            1,699
Provision for income taxes                                8                -              426                -
NET INCOME                                             $571             $597           $1,316           $1,699
Net income per common and common equivalent share    $ 0.10           $ 0.09           $ 0.21           $ 0.27
Weighted average number of common shares            5,852,870        6,329,551        6,189,735        6,325,174
   outstanding

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ARTISTIC GREETINGS INCORPORATED
                    UNAUDITED STATEMENTS OF CASH FLOWS


                                                                NINE-MONTHS ENDED
                                                        September 30,           September 30,
                                                        1997                    1996
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 1,316            $ 1,699
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization                                1,495              1,814
  Loss on disposal of fixed assets                               451                  -
  Allowance for Doubtful account                                 (75)                 -
  Net unrealized (gains) on trading securities                    24               (100)
  Net realized losses (gains) on marketable securities          (106)               (80)
  Purchase of trading securities                                  23             (1,901)
  Proceeds from sale of trading securities                     1,036              1,243
  Amortization of interest credit from New York State Urban
     Development Corporation grant                               (75)               (75)
  Accretion of common stock subject to put option                157                234
  Increase in cash surrender value of life insurance             (42)               (41)
  Decrease (increase) in assets:
     Trade receivables                                          (631)                57
     Income taxes receivable                                       -                900
     Inventories                                                (713)             2,825
     Prepaid advertising, prepaid expenses and other          (2,567)             2,597
     Deferred advertising                                     (1,273)              (265)
  Increase (decrease) in liabilities:
     Accounts payable, trade                                   2,625             (3,610)
     Accrued liabilities                                        (867)               986
     Customer advances                                           452                457
     Income taxes payable                                        112                  -

NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,296              6,740

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                     (2,799                  -
Sale of marketable securities                                    150              2,694
Purchase of marketable securities                                 (7)                 -

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (2,656)             2,694

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of amounts received under lines of credit          (12,240)           (20,804)
Proceeds received under lines of credit                       16,290             16,245
Purchase of Treasury Stock                                       (37)                 -
Proceeds from issuance of common stock                            63                 42
Payment of put option                                         (2,500)                 -
Repayment of long-term debt                                      (70)            (4,551)

       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     1,506             (9,068)

Net increase in cash and cash equivalents                        146                366
Cash and cash equivalents at beginning of period                  99                529
Cash and cash equivalents at end of period                     $ 245              $ 895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
  Interest                                                     $ 124             $  517
  Income taxes, net of refunds received                          320               (818)

THE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    ARTISTIC GREETINGS INCORPORATED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   STATEMENT OF MANAGEMENT

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company incorporated reclassifications of 1995 information to conform to the current presentations of its financial statements included herein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 report on Form 10-K.

    In the opinion of management, the information contained herein reflects all adjustments that are of a normal recurring nature and necessary to provide a fair statement of the results of operations for the periods presented in the statements of operations included herein.

NOTE 2. FORM 10-K

    Reference is made to the following footnotes included in the Company's 1996 report on Form
10-K:

    1.  Summary of Significant Accounting Policies
    2.  Marketable Securities
    3.  Inventories
    4.  Property, Plant and Equipment
    5.  Accrued Liabilities
    6.  Income Taxes
    7.  Leases
    8.  Debt
    9.  Defined Contribution Savings Plan
    10. Stock Options
    11. Stockholders' Equity
    12. Related Party Transactions
    13. Commitments and Contingencies
    14. Supplemental Disclosure of Non-cash Investing and Financing Activity
    15. New Accounting Standards

                    ARTISTIC GREETINGS INCORPORATED
                                  (UNAUDITED)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


NOTE 3. NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 5,852,870 for the quarter ended September 30, 1997 and 6,329,551 for the quarter ended September 30, 1996.

    The weighted average number of shares outstanding was 6,189,735 for the nine-month period ended September 30, 1997 and 6,325,174 for the nine-month period ended September 30, 1996.

    The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principles Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is still required. The Company is required to adopt SFAS No. 128 retroactively for periods ending after December 15, 1997. On a pro forma basis, basic EPS and diluted EPS for the three and nine-months ended September 30, 1997 were $0.11 and $0.10, respectively, the same as reported EPS.

NOTE 4. LONG-TERM DEBT

     Long-term debt rose to $5.2 million since the end of the fiscal year 1996. The Company funded from its revolving credit line (the "Revolver") with Marine Midland Bank ("Marine"), a contractually specified $2.0 million advertising payment to Valassis Communications, Inc. ("Valassis"), the Company's exclusive provider of Free Standing Insert advertising media. A $2.5 million payment to Valcheck was also funded from the Revolver. Additionally, the Company utilized an additional $0.4 million from the Revolver to fund its working capital. See "Item 2 - Liquidity and Capital Resources" for a further description of the Company's cash flow. Finally, the City of Elmira mortgage increased in principal amount by $0.3 million as a result of the inclusion of interest which had been accruing since 1991.

                    ARTISTIC GREETINGS INCORPORATED
                                  (UNAUDITED)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


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

Results of Operations:

NET SALES

    In the third quarter of 1997, the Company's sales increased 2.7% to $24,272 from $23,643 in the comparable period of 1996. This increase is primarily a result of the increase in check sales described below. Sales in the personalized products category decreased 8.0% to $7,725 in the third quarter of 1997 from $8,395 in the comparable period of the prior year due to the continued reduction in the purchase by the Company of less responsive mass media advertising circulation. Catalog sales increased by 7.1% to $4,091 in the third quarter of 1997 from $3,819 in 1996 due to an increase by 4% of catalog circulation, additional product offerings and higher page counts in the PERSONAL TOUCH<reg-trade-mark> catalog. Check sales increased by 10.6% to $11,417 in the third quarter of 1997, from $10,320 the prior year. The higher check sales was primarily attributable to an increase in first-time check orders from increased circulation and better response rates in the Company' free standing insert media.

    For the nine months ended September 30, 1997, sales of $70,703 were 3.0% lower than the $72,901 revenues reported for the comparable 1996 period. Check sales grew 4.7% to $34,014 in the nine months of 1997 from $32,500 in the comparable prior period. Personalized product sales decreased 8.4% to $25,254 in the first nine months of 1997 from $27,581 in the first nine months of 1996. This decrease resulted from the reduction in the purchase of less responsive mass media circulation. Catalog shipments were 2.0% lower at $8,996 through September 30, 1997, as compared to $9,175 in 1996, which reflects the effects of a reduction in mailings in the first quarter of 1997 as the result of eliminating less profitable names from the Company's solicitation efforts.

COST OF SALES

    The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

    The cost of materials in the third quarter of 1997 increased 28.5% to $6,522 from $5,075 in the comparable period of 1996, which is a 6.2% increase as a percentage of sales between periods. The increase as a percentage of sales represents a higher component of material cost allocated for check production with the Company's outsourcing partner, as compared to mostly in-house manufacturing in the prior comparable period. In the third quarter of 1996, the Company engaged in an outsourcing arrangement with The John H. Harland Company ("Harland") for the manufacturing of all its check-printing requirements (the "Outsourcing Agreement"). The increase in check material cost in connection with the Outsourcing Agreement was offset by less scrap and exchanges in personalized products and catalog manufacturing, as well as a reduction in manufacturing overhead and direct labor expense. The cost of materials for the first nine months of 1997 increased 18.4% to $18,405 from $15,538 in the 1996 comparable period, which reflects a 4.7% increase as a percentage of sales from year to year. The increase as a percentage of sales is due to the reasons outlined above for the third quarter.

    Direct labor decreased 24.7% to $1,326 in the third quarter of 1997 from $1,762 in the third quarter of 1996, which represents a decrease of 2.0% as a component of sales between periods. Direct labor for the first nine months of 1997 decreased 28.6% to $3,857 from $5,405 in the 1996 comparable period. This represents a decrease of 2.1% as a component of sales between periods. Year-to-year reductions in direct labor are directly associated with the diminished labor required by the Company as a result of the Outsourcing Agreement, as well as an internal reduction of direct labor due to increased efficiencies and less exchanges within personalized products and catalog manufacturing.

    Manufacturing overhead decreased 2.1% to $2,852 in the third quarter of 1997 from $2,913 in the comparable period of 1996, representing a 0.6% decrease as a component of sales between periods. Employee benefits were lower in the third quarter of 1997 due to lower employment levels attributable primarily to the Outsourcing Agreement. Finally, depreciation expense decreased due to the sale of check-printing equipment in the third quarter of 1996 in connection with the Outsourcing Agreement. Manufacturing overhead decreased 10.9% to $7,833 in the first nine months of 1997 from $8,789 in the comparable period of 1996. This represents a decrease of 1.0% as a component of sales during that period. The same reasons as outlined above for quarterly manufacturing overhead changes apply to the nine-month changes from 1996 to 1997.

SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE (SG&A)

    The three largest components of SG&A expenses are advertising, postage and labor.

    Advertising expense of $8,152 in the third quarter of 1997 decreased 6.9% from $8,752 in the comparable period of 1996, which represents a decrease of 3.4% as a component of sales between periods. Advertising expense decreased 8.6% to $25,545 in the first nine months of 1997 from $27,936 in the comparable period of 1996, which represents a decrease of 2.2% as a component of sales between the periods. Advertising expense changes through September 30, 1997 represent the continuation of the Company's strategy to forego less profitable advertising circulation while better leveraging the dollars spent to produce higher sales.

    Postage and shipping expense in the third quarter of 1997 increased 12.9% to $2,380 from $2,108 in the comparable period of 1996, which represents a .9% increase as a component of sales. The increase in postage is attributable to an increase in the cost of check postage, shipping and handling with Harland, offset by a decrease in this category for personalized products due to lower exchanges and returns. Postage and shipping expense for the first nine months of 1997 increased 1.7% to $6,637 from $6,526 in the comparable period of 1996, which represents an increase of .2% as a component of sales. The same reasons as above for quarterly postage and shipping changes apply to the nine-month changes from 1996 to 1997.

    Administrative expense increased in the third quarter of 1997 by 0.6% to $1,987 from $1,975 in the comparable period of 1996, representing an increase of .6% as a component of sales. Administrative expense increased in the first nine months of 1997 by 4.9% to $6,058 from $5,774 in the comparable period of 1996, representing an increase of 1.5% as a component of sales. These increases are primarily due to increased depreciation from the implementation of a new management information computer system, higher professional fees associated with the Company's discussions regarding the potential sale of the Company as further described in Item 5 of this Report (the "Discussions"), and non-recurring personnel-related expenses.

OTHER

    The Company recognized other expense of $474 in the third quarter of 1997, compared to an expense of $461 in the comparable period of 1996. Interest expense decreased to $70 in the third quarter of 1997 from $194 in the comparable period of 1996. The decrease in interest expense was due to reductions in long-term borrowing associated with debt repayment in connection with the Outsourcing Agreement. Please also see "Liquidity and Capital Resources" for a further description of the Company's debt and cash flow position. Net unrealized losses on trading securities were $95 in the third quarter of 1997 compared to a gain of $48 in the comparable period of 1996. The Company recognized other expense of $626 in the first nine months of 1997, compared to an expense of $1,234 in the comparable period of 1996. Year-to-year changes through September 30 are due to the same reasons as discussed above. Additionally, the Company recognized a loss on the disposal of fixed assets of $451.

TAX PROVISION

    A tax provision of $8 was recorded in the third quarter of 1997 as compared to no tax provision recorded in the third quarter of 1996. A tax provision was recorded in the third quarter of 1997, reflecting an effective tax rate of 36%, offset by income tax refunds for previous years of $201. The benefit of a net operating loss carry forward was utilized in the third quarter of 1996, but due to 1997 expected profitability, a tax provision was required. A $426 tax provision was recorded in the first nine months of 1997 as compared to no tax provision in the comparable nine months of 1996. The reason stated above applies to the year-to-year comparison.

NET INCOME

    For the reasons discussed above, the Company's net income in the third quarter of 1997 decreased to $571 or $.10 per share, from the prior period of $597 or $.09 per share. The Company's net income in the first nine months of 1997 decreased to $1,316 or $.21 per share, from a net income of $1,699 or $.27 per share, reflecting primarily that the Company paid no taxes in 1996.

LIQUIDITY & CAPITAL RESOURCES

    Cash and cash equivalents, combined with marketable securities totaled $2,108 at September 30, 1997 and $2,999 at December 31, 1996. Total liabilities increased by $6,227 to $20,594 at September 30, 1997 from $14,367 at December 31, 1996, as a result of the Outsourcing Agreement, under which the Company has no inventory for its check business but records accounts payable for the cost of the subcontracted check production. Long-term debt increased to $5,022 at September 30, 1997 from $1,034 at December 31, 1996 for the reasons described in Note 5 to the Condensed Financial Statements. Income tax payable increased to $225 at September 30, 1997 from $113 at December 31, 1996. Accounts payable increased by 5.3% to $12,472 at September 30, 1997 from $9,847 at December 31, 1996, as inventories grew to service expected higher volume in the second half of the year.

                                       7

Working capital at September 30, 1997 was a negative $2.1 million. The Company is operating with a working capital deficit as a result of the Outsourcing Agreement, under which the Company has no inventory for its check business but records accounts payable for the costs of Harland's check production. Cash flows from operating activities in the third quarter of 1997 were positive by $0.6 million as expected because of the Company's traditionally higher sales in the third quarter.

    The Company has historically met its cash requirements primarily from operating activities. An aggregate of $4.5 million in payments were made in June of 1997, all of which were funded from the Revolver. These payments, in combination with negative cash flow of $1.0 million for the second quarter, elevated the balance under the Revolver to $4.1 million with availability thereunder capped by a borrowing base of $5.6 million. As of July 18, 1997, the Company liquidated $1.5 million of its investments to pay down the Revolver. As of November 1, 1997, the outstanding balance on the Revolver was $5.4 million, with availability capped by a borrowing base of $6.4 million. Operating activities are expected to fully fund the Company's cash requirements in the fourth quarter.

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

    On October 22, 1997, the Company issued a press release stating that: "The Company announced on September 30, 1997, that it was engaged in discussions regarding a possible sale of the Company and those discussions are continuing with no resolution to report at this time."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)     Exhibits.  See Exhibit Index.

    b)     Reports on Form 8-K.  None.
                                        9

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ARTISTIC GREETINGS INCORPORATED



Dated: November 14, 1997     By: /S/THOMAS C. WYCKOFF
                                 Thomas C. Wyckoff
                                 Chief Operating Officer & Executive Vice
                                        President
                                 (Acting Principal Financial and Accounting
                                        Officer)

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