Form 10-K405
period 1997-12-31
ARTISTIC GREETINGS INC
filed 1998-04-01
CIK 7610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-7513

                        ARTISTIC GREETINGS INCORPORATED

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      16-0909929
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

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

/X/ Yes    / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $17,368,103 on March 2, 1998.

    As of March 2, 1998, the Registrant had 5,843,406 shares of its common stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

    Artistic Greetings Incorporated ("Artistic" or the "Company") sells, markets and manufactures domestically a broad range of personalized products focused on three core business lines (i) personalized bank checks ("Checks"), (ii) name and address products ("Personalized Products") and (iii) gift items (some of which are personalized), greeting cards, apparel and household consumable items ("Catalog Items"). The merchandise is sold via free standing newspaper inserts ("FSIs"), co-op mailing programs ("Co-ops" and, together with FSIs, "Mass Media") and catalogs throughout the United States. The Company also generates revenues from personalized product and catalog fulfillment services ("Fulfillment Services"), package insert programs ("PI Programs") and mailing list rentals to other concerns ("List Rentals"). Additionally, the Company conducts an advertising and sales campaign over the Internet where its interactive, order-capable home page can be found at www.artisticgreetings.com. The Company also markets certain of its merchandise internationally in countries which include Canada, the United Kingdom (the "U.K.") and Australia.

SUBSEQUENT EVENTS

    On January 26, 1998, the Company filed with the Commission a preliminary Proxy Statement (the "Preliminary Proxy Statement") on Schedule 14A and a Rule 13e-3 Transaction Statement (the "Schedule 13E-3") relating to a proposed merger and the asset sale by the Company. On March 13, 1998, the Company filed a revised Proxy Statement (the "Revised Proxy Statement") and an amendment to the
Schedule 13E-3 (the "Amendment No. 1 to the Schedule 13E-3") whereby the stockholders of the Company (the "Stockholders") are asked to vote upon the following proposals, which have been unanimously approved by the Board of Directors (the "Board").

        1. Consider and vote upon a proposal (the "Merger Proposal") to approve and adopt the Agreement and Plan of Merger (the "Merger Agreement"), attached as Annex I to the Revised Proxy Statement, dated as of December 21, 1997, among MDC Communications, an Ontario, Canada corporation ("MDC"), AGI Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of MDC ("Newco"), and the Company, and to approve consummation of the merger of Newco with and into the Company (the "Merger"), pursuant to which (a) the Company will be the surviving corporation and will become a wholly-owned subsidiary of MDC and (b) each outstanding share of common stock, par value $0.10 per share (the "Shares"), of the Company (other than stock of the Company owned by the Company, MDC or any of their respective subsidiaries) will be converted into the right to receive $5.70 in cash (the "Merger Consideration"), without interest. Consummation of the transactions contemplated by the Merger Agreement is conditioned upon consummation of the Asset Sale described below.

        2. Consider and vote upon a proposal (the "Asset Sale Proposal") to approve and adopt the Asset Purchase Agreement (the "Asset Purchase Agreement"), attached as Annex II to the Revised Proxy Statement, dated as of December 21, 1997, between Artistic Direct Incorporated, a New York corporation ("ADI"), and the Company, and to approve the sale (the "Asset Sale") of certain assets relating to the Personalized Product and Catalog Businesses of the Company (the "P&C Businesses") for the consideration set forth therein and the assumption of certain liabilities relating to the P&C Businesses, on the terms and conditions more fully described therein. Consummation of the transactions contemplated by the Asset Purchase Agreement is conditioned upon consummation of the Merger.

        3. Consider a proposal to adjourn the Special Meeting if necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the Special Meeting to approve and adopt the Merger Agreement and the Asset Purchase Agreement and to approve the Merger and the Asset Sale.

        4. Transact such other business as may properly come before the Special Meeting or any adjournments or postponements thereof.

    In the event the Stockholders of the Company (i) vote in favor of the proposal to approve and adopt the Merger Agreement and approve consummation of the Merger but vote against the proposal to approve and adopt the Asset Purchase Agreement and approve consummation of the Asset Sale or (ii) vote in favor of the proposal to approve and adopt the Asset Purchase Agreement and approve consummation of the Asset Sale but vote against the proposal to approve and adopt the Merger Agreement and approve consummation of the Merger, neither transaction will be consummated. Subject to certain conditions, holders of approximately 45% of the Shares of the Company have agreed with MDC to vote their Shares in favor of approval and adoption of the Merger Agreement, the Merger, the Asset Purchase Agreement and the Asset Sale.

    The items of business to be considered at the Special Meeting are more fully described in the Proxy Statement. Details of the Merger Agreement, the Merger, the Asset Purchase Agreement, the Asset Sale and other important information concerning the Company appear in the Proxy Statement.

    For the reasons set forth in the Proxy Statement, the Board based upon the unanimous recommendation of the two non-interested directors and of a special committee of the Board, has approved the Merger Agreement and the Asset Purchase Agreement and consummation of the Merger and the Asset Sale and has determined that the Merger is fair and in the best interests of the Company and its unaffiliated Stockholders and has recommended a vote by the Stockholders of the Company for approval and adoption of the Merger Agreement and the Asset Purchase Agreement and approval of consummation of the Merger and the Asset Sale. Consummation of the transactions contemplated by the Merger Agreement is conditioned upon consummation of the Asset Sale.

MARKETING AND PROMOTION

    The Company's advertising efforts for its Checks and Personalized Products are focused primarily on Mass Media. An exclusive agreement with Valassis Communications, Inc. ("Valassis") provides the Company with a right of first refusal to participate in Valassis FSI media publications distributed through Sunday newspapers in approximately 55 million homes across the country at least 48 weeks each year (the "Advertising Agreement"). The Company considers this exclusive access to its customers crucial to geographically and demographically targeting, and profitably managing, its customer solicitation efforts. In particular, the Advertising Agreement enables the Company to target its advertising and measure response from customers in regions which have historically produced the highest response rates for specific products, as well as determine which regions are less suitable for the Company's solicitation efforts.

    Since the early 1980's, Artistic has also participated in nationwide Co-op mailing programs in order to enhance its domestic market penetration. Under these programs, printed inserts advertising the Company's products are distributed through the mail along with inserts of other participating marketers. Additionally, the Company has been advertising in Co-op mailings in Canada and Australia since 1993 and 1997, respectively, and PI Programs in the U.K. since the late 1980's.

    The Company also distributes its catalog, The Personal
Touch-Registered Trademark-, through the mail and in the Company's PI Program. The Personal Touch Catalog-Registered Trademark- is a digest-size catalog of low to middle-priced consumer products that mails monthly, with four distinct seasonally thematic merchandise groupings (Spring, Summer, Fall and Holiday). More than 90% of the 400,000 Personal Touch Catalog-Registered Trademark-customers who have purchased merchandise from the catalog in the last 12 months are middle to upper income bracket (average income above $50,000), educated females between 25 and 55 years old. The catalog features personalized and decorative labels, stationery, greeting cards, gifts, apparel and creative accessories. The three major product groupings sold in the catalog are: (i) utilitarian paper, labels, home/office paper and productivity tools, (ii) licensed character items and (iii) natural-decoratively themed items such as flowers, angels and animals.

    The Company began to advertise its Checks on the World Wide Web in August 1994. The web pages have had the advantage of showing substantially all available Artistic Check designs, and the Company has recently completed the next step in an ongoing initiative to expand its Internet presence to include Personalized Products, with an order-capable Internet server displaying a home page at www.artisticgreetings.com.

CHECKS

    GENERAL. Artistic Checks-Registered Trademark-, the Company's Check product line, was initiated in August 1993 and was expanded in May 1995 through the acquisition from Valassis of the assets of its direct-mail check operation, The Valcheck Company (the "Valcheck Acquisition"), which, like the Company, had been engaged in the direct-mail check distribution channel (the "Direct-Mail Channel"). The Valcheck Acquisition added significantly to the Company's check sales and added nearly one million names to its customer list. Check sales represented 46% of the Company's 1997 net sales, compared with 44% and 39% in 1996 and 1995, respectively. Artistic subcontracts its check printing through an arrangement with the John H. Harland Company ("Harland") at a contractually-determined price per box of checks printed. For a further description of this arrangement, see "Manufacturing--Checks."

    MARKETPLACE. Management believes that the domestic market for personalized bank checks in 1997 was approximately $2 billion in sales with checks being sold through financial institutions (the "Bank Channel") representing 85% or $1.7 billion and the Direct-Mail Channel representing 15% or $300 million of the total. The Company believes that the total market for checks in the United States is growing at a 2% to 3% rate annually, which, management believes, represents a diminishing per capita usage of checks as electronic banking and debit card usage increases, offset by the growth in population of the United States. The slow growth of the total check market does not, however, reflect negatively on the Direct-Mail Channel which has seen growth rates averaging 10%-12% per year over the past five years, as consumers continue to recognize the significant favorable price differential, convenience, variety of design and high quality of checks offered through the Direct-Mail Channel.

    The Direct-Mail Channel is fragmented with a trend toward consolidation similar to that evidenced over the past five to seven years in the Bank Channel, where regional-check marketers and manufacturers took advantage of economies of scale by merging with larger companies like Deluxe Corporation ("Deluxe"), Harland and Clarke American ("Clarke American"). Management believes that the high solicitation costs of new customers in the Direct-Mail Channel favors established, direct-mail check purveyors like Artistic over the long-term. This advantage results from the costs of acquiring new customers being financed by higher-margin check reorders for which the Company incurs virtually no advertising expense, thereby increasing profitability and supporting the ongoing expense of advertising campaigns for first-time customers. The largest direct-mail check producer in the Direct-Mail Channel is Current, Inc., owned by Deluxe, with an estimated 40% share of the Direct-Mail Channel in 1997. The Company believes that its sales are approaching those of its nearest size competitor, Checks In The Mail, a subsidiary of Clarke-American, and that both companies are vying for the number two position in the Direct-Mail Channel, with another approximate 33% share of the Direct-Mail Channel between them in

1997. Management believes that the remaining share of the Direct-Mail Channel is represented by numerous other smaller companies.

    STRATEGY. In the Check business, management expects regular and predictable growth to occur in initial customer orders as advertising continues at levels similar to those experienced in 1997 and 1996, with higher growth in revenue from the check-reorder stream as customers acquired previously return to Artistic to replenish their check supplies at the Company's low-reorder prices.

    BUSINESS CHECKS. The Company began a campaign in 1997 for the sale of three-to-a-page business and desk checks ("Desk Checks") in its Mass Media advertising vehicles. The Company believes that the sale of Desk Checks represent 8% of the total check market and that such percentage will continue to grow as consumers recognize Desk Checks as a convenient and efficient alternative to the traditional pocket check.

PERSONALIZED PRODUCTS

    GENERAL. Personalized Products consist primarily of labels, miniprinters, stamps and other lower-price point items, personalized in high volume for millions of the Company's customers. The shipment of these approximately 3 million units in 1997 has the additional benefit to the Company of providing "ride-along" opportunities for the Company's own advertising material, including its catalog, as well as the sale of the space in those packages to third parties in the Company's PI Program. See "--PI Program." Personalized Products sales represented 33% of the Company's 1997 net sales, compared with 37% and 45% in 1996 and 1995, respectively.

    Personalized Products include labels, pens, pencils, stationery, calling cards, self-inking stampers, other stamps, memo pads, keychains, nameplates, letter openers, hand embossers, luggage tags and greeting cards. The Company also markets Personalized Products with images such as Looney Toons-TM- and Star Trek-TM- licensed from Warner Brothers and Viacom Consumer Products, respectively, among others.

    MARKETPLACE. Management believes that the approximate domestic market size for this segment in 1997 was approximately $250 million in sales. Artistic's 1997 sales of $34 million in this segment represented an approximate 13% market share, making it a major competitor along with Current and Concepts Direct, Inc., among others, in this category. Management believes that the Personalized Products market has growth potential of approximately 3%-5% per annum, which would tend to minimize the entrance of new participants. There exists severe price competition in this product line as the customers' primary focus in their purchase decision for these highly consumable products is price.

    Success in this segment is driven partially by the ability to utilize existing printing technologies and Mass Media marketing techniques to access new market segments, by leveraging database expertise and by targeting new customers and repeat buyers. The Company has redesigned the management of its database with the assistance of a third-party partner whose expertise and advice the Company believes should enable it to more scientifically determine, among other things, Artistic's "best" customers across its name lists and allow the Company to cross-sell and more carefully deliver its product offerings to such proven buyers. See "--List Rentals."

    STRATEGY. In the P&C Businesses, management expects to maintain sales at traditional levels in the United States, while continuing to test the international marketplaces in such areas as the U.K. and Australia. The Company's strategy is to attempt to replicate abroad its domestic success with the Personalized Products line by focusing on new customers who do not have readily available access to the simplicity and convenience of labels, miniprinters and other Personalized Products, which the Company can manufacture and ship quickly and efficiently. An added benefit of the international marketplace is the Company's ability to introduce and market its Personalized Products at higher price points than are available domestically, potentially improving overall Company margins.

CATALOG

    GENERAL. More than ten years ago, the Company began a catalog solicitation program as a tool to market the Company's Personalized Products and broaden the number of products sold, as well as to attract a more upscale market with higher-margin merchandise and to increase its mail-order customer base. The Company distributes its catalog through direct mailings to its own customers, to customers whose names are rented from mailing lists and by inclusion of its catalog in each of the millions of boxes shipped in the Company's PI Programs each year, as well as in orders shipped by other catalog and merchandise mailers. In 1997 Artistic shipped more than 23 million catalogs and expects to distribute 3% less in 1998. Catalog sales represented 18% of the Company's 1997 net sales, compared with 15% and 10% in 1996 and 1995, respectively.

    MARKETPLACE. Management believes that the direct mail, comparable Catalog Items market has annual sales in excess of $800 million. With an approximate 2% market share, the Company is a relatively small competitor and believes it has significant growth opportunities in this market. Management believes that gift and merchandise companies compete in three distinct demographic income segments: low-middle; upper-middle; and upper. Artistic's PERSONAL TOUCH CATALOG-Registered Trademark- targets primarily upper-middle level income customers, defined as those with household incomes higher than $50,000.

    STRATEGY. In the Catalog Items business the Company is expecting sales growth and improved margins from its newly refocused PERSONAL TOUCH CATALOG-Registered Trademark-. The Company has redesigned the layout of the PERSONAL TOUCH CATALOG-Registered Trademark- and has refined its product offerings to further appeal to its upper-middle income and primarily female customers. The Company is furthering its plan to build the circulation and sales performance of the PERSONAL TOUCH CATALOG-Registered Trademark- by systematically accentuating the most successful products and eliminating those evidencing the poorest performance. Concurrently, management has determined to leverage its fixed expenses of this well-established franchise by offering to provide marketing and manufacturing fulfillment services to other catalog merchants--primarily in the nonprofit sector--where the economies of developing new catalog programs are somewhat more favorable than in the "for-profit" sector. For a further description of these efforts, see "Fulfillment Services--HSUS."

    While the Check and Personalized Product businesses employ more aggressive pricing to attract customers, the Catalog Items market relies more on the novelty, variety and quality of merchandise to secure orders. Sales tend to be more seasonal with a large percentage of sales occurring during the October through December period. However, with the strategic development of the breadth of product in the PERSONAL TOUCH CATALOG-Registered Trademark- described above, management expects to mitigate the historically cyclical nature of this business.

FULFILLMENT SERVICES

    GENERAL. The Company has a highly efficient, well-established marketing and manufacturing infrastructure which it maintains to service its three core business lines. This infrastructure is flexible, scaleable and lends itself to providing additional capacity in a low-cost manner. The Company has contracted to produce for Harland stampers and miniprinters ("Stamps") sold through Harland's network of financial institutions (the "Harland Stamp Program") and has completed the first year of a five-year arrangement with The Humane Society of the United States ("HSUS") to market, merchandise and fulfill orders for its HSUS catalog program (the "HSUS Catalog Program").

    HARLAND STAMP PROGRAM. In furtherance of the Company's relationship with Harland as described under "Manufacturing--Checks," Harland has contracted to have the Company produce its requirements for "Slim Stamps" and for a high percentage of Harland's requirements for the production of other Stamp products. Harland receives orders for Stamps from its customers, processes the orders and electronically transmits the personalized information directly to the Company's manufacturing facility where the Stamps are produced and shipped, generally within a twenty-four hour period. Although the revenue derived from the Harland Stamp Program, which began in September of 1996, does not represent a significant portion of the Company's sales, management believes that, because of the success of the program, additional opportunities exist to produce more Stamps and other products for Harland and other third parties.

    HSUS CATALOG PROGRAM. The HSUS is an international, non-profit organization devoted to the promotion, protection and the humane treatment of animals. Artistic and the HSUS have agreed to a five-year program in which Artistic provides its catalog expertise to create, design, merchandise and fulfill orders in keeping with the mission-related activity of the HSUS. The Company is a "turnkey" provider of these services to the HSUS. The services provided to the HSUS have been developed with limited additional cost as the Company is utilizing its existing capabilities for marketing, production and fulfillment of its PERSONAL TOUCH CATALOG-Registered Trademark-.

PI PROGRAMS

    The Company's PI Program is an important element in the continuing development of its ability to access, service and solicit orders from its established customer base of over 7 million buyers. The PERSONAL TOUCH CATALOG-REGISTERED TRADEMARK- and other Artistic advertising material is inserted in each package that is shipped to the Company's customers and provides an inexpensive means of targeted solicitation to proven Artistic buyers that results in favorable response rates. As the Company's customer base continues to grow through general sales activity, the PI Program becomes a more powerful marketing asset of the Company. The Company also derives revenue from the marketing of the space in its outgoing packages to other direct-mail participants for their advertising to "ride-along" with the Company's shipments.

LIST RENTALS

    Artistic has approximately 400,000 PERSONAL TOUCH
CATALOG-REGISTERED TRADEMARK- customers who have purchased Catalog Items from the Company in the past 12 months, 3 million direct-to-consumer check customers, and 3.5 million customers of other P&C Businesses advertised in Mass Media (collectively, the "Artistic Names"). As of January 1, 1997, the Company contracted with Brigar Computer Services, Inc. and Direct Marketing Technologies, Inc. ("BDT") for the management and maintenance of the Artistic Names. With support, training and advisement of the BDT consultants, Artistic has been able to more effectively utilize its catalog database management, statistical modeling and other file management techniques such as recency-frequency-monetary file segmentation. As a result of the proven success of sales through Artistic's in-house PI Program, management will continue to focus on building package insert opportunities or the "back end," to leverage the Artistic Names as that list continues to grow. Additionally, management is focusing on cross-selling between the Artistic Names and the names of the partners for whom it will conduct catalog fulfillment and other services. The Company has also historically generated revenue from the rental and exchange of the Artistic Names to and with other direct-mail companies. Management expects that with its renewed focus on the maintenance of the Artistic Names, the Company should derive additional revenue from such list rental activities as it becomes easier to market the Artistic Names to other direct mailers who would benefit from the characteristics of the Artistic customers represented by the Artistic Names.

MANAGEMENT INFORMATION SYSTEMS

    In 1996 the Company began an extensive effort to overhaul its entire information systems infrastructure following a full-scale review of the Company's system capabilities. The study determined that the Company was enduring substantive capacity and reliability problems with its proprietary software and hardware. After the completion of the systems assessment in July of 1996, a strategic information systems plan was developed and a software package systems selection made. The following improvements have been accomplished in 1997:

    - Aging proprietary enterprise hardware was replaced with an open systems architecture relying on common HP 9000 hardware and the UNIX operating system, which has been networked with client/ server enterprise applications and PC based office automation tools.

    - Proprietary financial and inventory systems were replaced with Lawson Insight, a client/server based enterprise software package.

    - Existing PICK operating system-based order processing protocol was converted to run under the UNIX operating system on the new HP 9000 hardware.

    - Use of stand-alone PC's was consolidated to a modern PC network running standard Microsoft Office tools with e-mail and on-line calendaring and scheduling systems for office automation.

    From this enterprise-wide effort, the Company experienced enhanced access to financial and operational information for decision making and control in terms of both order content and timeliness of production and delivery, as well as a flexible information system architecture that can be easily scaled upward to support growth of the Company's business.

MANUFACTURING

    CATALOG ITEMS AND PERSONALIZED PRODUCTS. The Company personalizes approximately 90% of the products that it sells, while other items are manufactured by outside vendors, "pick-packed and shipped" at Artistic Plaza or "drop-shipped" directly from the vendor. The Company has completed renovation of Artistic Plaza, a 142,000 square foot facility, which provides the necessary space for all current manufacturing operations of the Company. Management believes that housing all manufacturing under one roof has decreased the cost of material movement and increased productivity through more efficient utilization of its personnel.

    Manufacturing operations utilize some of the newest technology available for production of the Company's products. Activities are monitored to provide up-to-the-minute order tracking and training programs assure a qualified group of employees. Quality assurance is maintained to provide the Company's customers with the highest degree of accuracy of product received.

    The Company maintains a wide variety of paper inventory to meet the demand for its customers' orders. The Company has been better able to plan its inventory replenishment cycle which reduces the commitment of large amounts of working capital to inventory. These improvements have been accomplished through major programs such as supplier partnerships, replenishment, just-in-time material management, consigned supply and inventory concepts, and strict quality management practices. These approaches have resulted in reduced supply freight costs and scrap costs, and more efficient reporting and tracking procedures and controls. The warehouse operations utilize efficient storage location and handling methods to ensure security of materials, reduced loss and damage, and ease of movement. These concepts add to a more efficient and low-cost operation.

    CHECKS. On August 29, 1996, the Company contracted with Harland for the production of the Company's requirements for checks for a period of seven years (the "Harland Contract"). All orders for Check products are received by the Company, processed and electronically transferred to a Harland production facility in Denver, Colorado. Harland imprints the customers' checks and ships the orders directly from its facilities for a contractually determined price per box. The Harland Contract is a valuable asset to the Company as it provides for virtually unlimited check production capacity with no significant limitations or capital expenditure requirements which would otherwise be associated with the growth of the Check-product line. As a part of the Harland Contract, the Company sold its check-production equipment to Harland at net book value resulting in no gain or loss being recognized. The Company believes that its relationship with Harland is positive.

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

    DATA ENTRY/ORDER PROCESSING. Over 6.9 million incoming orders were handled in the Company's order processing department in 1997. Approximately 85% of the Company's orders are received through the mail, with the remainder being accepted via the telephones. The orders received through the mail are opened, processed and batched for data entry usually within four hours of receipt from the post office.

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

    THE CALL CENTER. An increasing percentage of the Company's revenue is being generated through its call center. In 1997, over 2.4 million telephone calls were answered as compared to 3.2 million calls in 1996. Though the volume of calls has decreased, the overall revenue from the phone center has increased. This is a direct reflection of the reduction of customer service related phone calls. With a base of over 12 million customers, along with a direct link to the manufacturing floor, the customer service/call center representatives are able to recall detailed order history, facilitating customer inquiries, reorders or problem resolution. The use of cross-selling and "up-selling" techniques results in the average order from the Company being 20-30% higher when placed over the telephone versus when it is received through the mail.

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

    EMPLOYEES. As of March 2, 1998, the Company had approximately 549 employees, including 477 hourly and 72 salaried workers. The Company maintains strong employee relations which has helped to build a cohesive organization that is focused, innovative and highly motivated. To enhance its workforce, Artistic has established ongoing programs for employee training, safety and communications. The Company believes its employee relations to be good. Artistic has never experienced a work stoppage and its employees are not represented by a labor union.

RISK FACTORS

    RECENT LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Although the Company has for many years experienced year-to-year revenue growth, it has incurred net losses of $9.9 million and $.4 million in 1995 and 1994, respectively, as well as a net loss in 1997 of $1.1 million. There can be no assurance the Company will achieve profitability in the future.

    The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, some of which are outside of the Company's control, including general economic conditions, specific economic conditions in the retail trade industry, the mix of products sold, the cost and types of advertising through which they are sold, and prices charged by suppliers, among others.

    DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS. To complete orders, the Company must record and process customer data quickly and accurately. While the Company has significantly upgraded its management information system, there can be no assurance that the new system will continue to deliver the full range of data processing functionality demonstrated to date.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its core management team. While the Company has employment agreements with three of its key executives, they still have the ability to voluntarily terminate their employment with the Company at any time, as do the Company's other executives and employees. Competition for qualified personnel in the Company's segment of the industry is relatively intense and, from time to time, there are a limited number of persons with knowledge of, and experience in, particular sectors of the Company's business. The Company's success also will depend on its ability to attract and retain qualified management, marketing, technical and other executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's results of operations, development efforts and ability to expand. There can be no assurance that the Company will be successful in attracting and retaining such executives and personnel.

    POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has been and may continue to be highly volatile. See the discussion under Item 6 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters." Factors such as variations in the Company's revenue, earnings and cash flow, the difference between the Company's actual results and the results expected by investors and analysts, and announcements of new product offerings, marketing plans or price reductions by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate.

    CONTROL BY PRESENT STOCKHOLDERS. In the aggregate, Stuart Komer and American Greetings Corporation ("AGC"), control approximately 45% of the Company's issued and outstanding Common Stock. Accordingly, to the extent these stockholders act together in the voting of their shares, they will have the ability to determine the outcome of most matters put before the Company's stockholders.

    NON-CONSUMMATION OF THE MERGER AND/OR THE ASSET SALE. The consummation of the Merger and the Asset Sale require Stockholder consent. There can be no assurance that the Company will be successful in receiving such Stockholder consent for the Merger and the Asset Sale at the Special Meeting. Further, the consummation of the transactions contemplated by the Merger Agreement is conditioned upon consummation of the Asset Sale and consummation of the transactions contemplated by the Asset Purchase Agreement is conditioned upon consummation of the Merger. If the conditions to either of the Merger Agreement or the Asset Purchase Agreement are not met, then it is probable that both the Merger and the Asset Sale would not be consummated. If the Merger and Asset Sale were not consummated, the Company, under the terms of the Merger Agreement and the Asset Sale Agreement, would be responsible for substantial fees, expenses and other costs in connection with the proposed transaction. The payment of such amounts would be likely to have a material adverse effect on the financial position of the Company.

    WAIVER OF COVENANTS UNDER REVOLVING CREDIT FACILITY. In March 1996, the Company obtained a line of credit with Marine Midland Bank ("Marine") (the "Revolver"). The Revolver contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including minimum net worth, leverage and working capital requirements. As of March 20, 1998, the Company had requested and received from Marine a waiver (the "Waiver") of the covenants pertaining to the minimum tangible net worth and the cash flow ratio for the period ending December 31,

1997. If the Waiver had not been received, the Company would have been in technical default of its obligation under the Revolver.

    GOING CONCERN MATTERS. As described in note 17 of the accompanying Notes to the Financial Statements, the Company incurred a net loss of $1,064 for the year ended December 31, 1997. This factor, among others, may indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Revolver, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability. In light of the Company's projected earnings and cash flow, management believes the Company has sufficient financial resources to maintain its current level of operations. However, cash generated from operations alone may not be sufficient to repay the Revolver in the event of future covenant violations, which would give the lender the right to call the obligation. There can be no assurance that the Company will not have covenant violations in future periods. In addition, based on the projected earnings, it is substantially likely that the Company will be in technical violation of the minimum tangible net worth covenant for the first quarter of 1998. There can be no assurance that the lender will not call the Revolver or if such obligation is called, that the Company will be in a financial position to repay such obligations in such event.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, those discussed in this "Risk Factors" section.

ITEM 2. PROPERTIES.

    Artistic's corporate headquarters is located at The Komer Center, 146 West Water Street, Elmira, New York, approximately 240 miles northwest of New York City. All of the Company's facilities are in good condition and have been regularly maintained. The table below summarizes the Company's locations:

FACILITY                                                OWNERSHIP    SQ. FT.                   USE
-----------------------------------------------------  -----------  ---------  ------------------------------------
Artistic Plaza.......................................       Owned     142,000  Manufacturing
The Komer Center.....................................       Owned      49,000  Corporate Headquarters
110-112 North Main...................................       Owned      21,000  Retail Store/Human Resources
401-409 William......................................       Owned      30,000  Vacant
308 William..........................................       Owned      28,000  Leased to third party
1576 Lake Street.....................................       Owned     7 acres  Vacant Land (adjacent to Plaza)
Binghamton...........................................      Leased       3,500  Data Entry/Retail Store

    Each of the Company's properties (except its leased facilities in Binghamton) reside in an economic development zone within the City of Elmira and are easily accessible to regional transportation centers. Artistic also leases office space in Binghamton, New York, which is used as a data entry satellite facility.

ITEM 3. LEGAL PROCEEDINGS.

    There were no material legal proceedings involving the Company pending at December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.

    The following represents the range of quarterly high and low sales prices for the Company's common stock for 1997 and 1996 as provided by the NASDAQ.

                        1997                    1996
               ----------------------  ----------------------
    QUARTER       HIGH         LOW       HIGH         LOW
-------------     -----        ---     ---------      ---
          1             5       4 1/4  3               2 3/8
          2        5 3/16       3 7/8     4 1/16       2 3/4
          3        4 7/16       3 3/8      5 7/8       3 3/8
          4         5 3/8      4 7/16    5 15/16       4 1/4

    On March 2, 1998, the closing price on the Company's common stock was $5.44 per share, as quoted by NASDAQ-NMS and published in The Wall Street Journal.

    The number of holders of record of the Company's common stock on March 2, 1998 was in excess of 539, as supplied by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                 FOR THE YEAR
                                                            ------------------------------------------------------
                                                              1993       1994       1995       1996        1997
                                                            ---------  ---------  ---------  ---------  ----------

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.................................................  $  78,442  $  91,121  $  97,042  $  98,911  $  101,499
Net income (loss).........................................      1,163       (426)    (9,952)     2,675      (1,064)
Per common share:
  Net income (loss).......................................       0.20      (0.07)     (1.57)      0.42       (0.17)
Cash flows from operations................................      2,697     (1,902)    (4,275)    11,500       1,655

AT YEAR END

Total assets..............................................  $  31,733  $  37,909  $  38,654  $  28,998  $   31,858
Current liabilities.......................................      9,198     16,852     16,998     12,915      15,041
Long-term debt............................................      1,848      1,559      9,593      1,069       5,285
Stockholders' equity......................................     20,295     19,308      9,548     12,288      11,249

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
  1997 VS. 1996

SALES

    In 1997, the Company's sales increased 2.6% to $101,499 compared to $98,911 in 1996, as it continued its efforts to develop its Check business, increase volume in its Catalog business, and service new business from its HSUS fulfillment program. Sales volume decreased in the Company's Personalized Products business by an aggregate of 7.1% from $36,539 in 1996 to $33,957 in 1997. As in 1996, these reductions resulted from discontinuing marginally profitable products and advertising initiatives. Check sales increased by 7.5% from $43,217 in 1996 to $46,325 in 1997. This growth was primarily the result of additional mass media circulation in the Fall. Catalog sales increased 15.0% from $14,556 in 1996 to $16,733 in 1997, as more catalogs were produced and mailed. This category also benefited from the inclusion of a larger mix of higher priced items.

COST OF SALES

    The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

    The cost of materials in 1997 increased 23.9% from $21,973 in 1996 to $27,229 in 1997. Cost of catalog materials increased as a result of the HSUS Catalog Program and the addition of new catalog items with higher material cost than in 1996. In addition, the cost attributable to Checks increased year to year as the increased variable costs to manufacture checks under the Harland Agreement were recorded for the full year of 1997 as compared to only a quarter year of such increased cost in 1996 when the Harland Agreement was initiated.

    Direct labor decreased 20.7% from $6,928 in 1996 to $5,496 in 1997, a decrease of 1.4% as a component of sales. Despite higher overall sales volume, factors including attention to improving manufacturing efficiencies and savings realized from the subcontracting of the Company's Check production to Harland for the entire year, resulted in less direct labor required for manufacturing.

    Manufacturing overhead increased 4.7% from $11,764 in 1996 to $12,313 in 1997, and such increase represented a .5% increase as a component of net sales during that period. Manufacturing overhead represented by indirect labor increased as the manufacturing support for quality and management infrastructure were strengthened. Outside services and telephone expenses increased in 1997, primarily as a result of an outsourcing agreement with The Product Line ("TPL") for the overflow capacity of the Company's call center in the third and fourth quarters. As a result of the costs of the program, the agreement with TPL was terminated in accordance with its terms by the Company in January of 1998.

SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE
  (SG&A)

    The three largest components of SG&A expenses are advertising, postage and labor.

    Advertising expense remained relatively flat at $37,835 in 1997 compared to $37,809 in 1996, indicating that the Company's advertising strategies were more efficient in 1997 than in 1996. Personalized Products advertising decreased $476 from $18,193 in 1996 to $17,717 in 1997, as the Company withdrew from certain programs as a result of higher costs of such programs. Catalog advertising was increased $1,516 from $6,002 in 1996 to $7,518 in 1997 in an effort to pursue higher-margin growth through increased circulation and the initiation of an additional Christmas card catalog program. International advertising decreased $508 from $929 in 1996 to $421 in 1997, as marginally profitable Canadian circulation was eliminated. Additionally, expenses amortized by the Company in 1997 in connection with the Advertising Agreement were $500 lower than in 1996 as a result of a reduction in an annual required payment to Valassis under the Advertising Agreement.

    Postage and shipping expense in 1997 increased 8.1% from $8,876 in 1996 to $9,594, which represents an approximate increase of .7% as a component of sales. This increase resulted from the mailing of more catalogs and the shipment of more catalog product in 1997, as well as from the shipment of a higher number of check boxes which are heavier and more expensive to mail than Personalized Products.

    Other administrative expense increased 13.9% from $7,797 in 1996 to $8,882 in 1997. This increase was primarily the result of expenses incurred in relation to the Merger and the Asset Sale, as well as severance costs relating to a management restructuring in 1997.

OTHER INCOME AND EXPENSE

    The Company incurred other expense of $666 in 1997 compared to of $414 in 1996. Interest expense decreased to $380 in 1997 compared to $848 in 1996, which represents a decrease of .5% as a component of sales. The decrease in interest expense was due to minimal borrowing in the first half of the year. Under the Company's revolving credit agreement with its bank (the "Revolver") and the subsequent increase in borrowing beginning in June to fund payments to Valassis of $2,500 and $2,000 for payment in exchange for the put to the Company by Valassis of 500,000 shares of the Company's Common Stock and in connection with the Advertising Agreement, respectively. The Company also recorded a charge of $897 resulting from the writedown of fixed assets determined to be necessary following a fixed-asset inventory.

TAX PROVISION

    The Company recorded a net tax expense of $253 in 1997 related to an increase in the valuation allowance for deferred tax assets recorded in the prior year net of investment tax credits realized in 1997. The $317 tax benefit recorded in 1996 was substantially the result of the recognition of tax assets for which a valuation allowance was previously recorded. As the Company demonstrated profitability through 1996, a portion of the net operating loss carryforward was utilized. The tax benefit of this carryforward was not fully recorded in 1995.

NET LOSS

    For reasons discussed above, the Company's 1997 net loss was $1,064 or $.17 per share, compared to 1996 net income of $2,675 or $.42 per share.

RESULTS OF OPERATIONS
  1996 VS. 1995

SALES

    In 1996, the Company's sales increased 1.9% to $98,911 compared to $97,042 in 1995. Sales volume decreased in the Personalized Product category by an aggregate of 17.3%, from $44,196 in 1995 to $36,539 in 1996. These reductions resulted from discontinuing marginally profitable products and advertising initiatives. Check sales increased by 14.0% from $37,806 in 1995 to $43,217 in 1996. This growth was primarily the result of the full-year effect in 1996 of the Valcheck Acquisition in 1995, combined with the growth of higher-margin check reorders. Catalog sales increased by 49.4%, from $9,828 to $14,679, on greater circulation and strong customer response to licensed products.

COST OF SALES

    The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

    The cost of materials in 1996 decreased 3.6% from $22,802 in 1995 to $21,973 in 1996. Lower sales volume in Personalized Products partially offset volume-related increases in material costs for Checks and Catalogs. Costs of materials for Personalized Products, Checks and Catalogs decreased as a result of savings from additional management focus on manufacturing efficiencies in these areas. Material costs decreased 1.3% as a component of sales between years due to the effect of the Harland Agreement in the fourth quarter.

    Direct labor was down 19.4% from $8,595 in 1995 to $6,928 in 1996, a decrease of 1.9% as a component of sales. Overall sales volume was higher, as discussed above. More than offsetting this factor in the production areas, however, was the effect of continued management attention to improving manufacturing efficiencies, combined with increased subcontracting of Check production to Harland, as discussed above. Labor to receive incoming orders was higher resulting from the increased mix of Check reorders and Catalog volume, as well as customer-service difficulties caused in late 1995 and early 1996, which caused higher call volume.

    Manufacturing overhead increased 6.0% from $11,101 in 1995 to $11,764 in 1996, and such increase represented a .5% increase as a component of sales during that period. Manufacturing overhead represented by indirect labor increased as the manufacturing support and management infrastructure were strengthened. Employee benefits expense increased in 1996 primarily as a result of the prior conversion of long-term temporary personnel to full-time status in the third quarter of 1995.

SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE
  (SG&A)

    The three largest components of SG&A expenses are advertising, postage and labor.

    Advertising expense decreased 22.8% from $48,978 in 1995 to $37,809 in 1996, which represents a decrease of 12.3% as a component of sales. Personalized Products advertising decreased $9,010 from 1995 as marginal programs were reduced or eliminated. Catalog advertising increased $2,476 in an effort to pursue higher-margin growth through increased circulation. Check advertising decreased $4,705 due to a lower level of FSI circulation, mostly in the third and fourth quarters of 1996 as compared to 1995, in an effort to achieve targeted advertising with higher margin potential. An additional factor in Check advertising which partially offset the lower FSI circulation was the increased amortization expense, for all of 1996 as compared to the second half of 1995, for annual payments related to the Advertising Agreement. Postage and shipping expense in 1996 decreased 4.6% to $8,876 from $9,300 in 1995, which represents a decrease of .6% as a component of sales. This decrease in postage and shipping expense occurred despite higher production volumes and was attributable primarily to a significant reduction in exchanges resulting from improved product and process quality.

    Other administrative expense was reduced by 2.7% to $7,797 in 1996 from $8,010 in 1995, representing a reduction of .4% as a component of sales. This reduction is substantially the result of decreases in utilities and depreciation partially offset by increases in expenses for consulting, legal and other outside advisors to the Company.

OTHER INCOME AND EXPENSE

    The Company incurred other expense of $414 in 1996 compared to expense of $919 in 1995. Interest expense decreased to $536 in 1996 from $881 in 1995, which represents a decrease of .4% as a component of sales. The decrease in interest expense was due to reductions in both long- and short-term borrowing as the Company applied its strong cash flow from operations to debt reduction. Accruals for employee incentive compensation and contributions to the Company profit-sharing plan were $992 in 1996, as compared to zero in 1995.

TAX PROVISION

    The Company's effective tax benefit rate for 1995 was 21.4%. In 1995, the Company was not able to recognize, in its tax provision, the full benefit for its 1995 loss and credits generated. The Company's tax benefits were reduced through the application of FAS 109. FAS 109 requires that the Company assess the value of the deferred tax assets on its balance sheet. The Company was required to establish a valuation allowance in 1995 for the deferred tax assets to reduce the value of these assets to a level that was more likely than not to be realized. The effect of recording a valuation allowance related to the Company's 1995 deferred tax assets was to reduce the 1995 tax benefit from the statutory rate. The $317 tax benefit recorded in 1996 is substantially the result of the recognition of tax assets for which a valuation allowance was previously recorded. As the Company demonstrated profitability through 1996, a portion the net operating loss carryforward was utilized. The tax benefit of this carryforward was not fully recorded in 1995 due to the valuation allowance described above. Additionally, based upon the 1996 profitability and the profitability expected in the future, the Company has recorded benefits for the remaining net operating loss and credit carryforwards.

NET INCOME

    For the reasons discussed above, the Company's 1996 net income was $2,675 or $0.42 per share, compared to 1995's net loss of $9,952 or $1.57 per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its cash requirements primarily from operating activities. Although the Company's liquidity was decreased in 1997 by the year's loss, the operating activities of the Company sufficiently provided for the Company's cash-operating requirements.

    As described in Note 17 of the accompanying Notes to the Financial Statements, the Company incurred a net loss of $1,064 for the year ended December 31, 1997. This factor, among others, may indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Revolver, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability. In light of the Company's projected earnings and cash flow, management believes the Company has sufficient financial resources to maintain its current level of operations. However, cash generated from operations alone may not be sufficient to repay the outstanding line of credit in the event of future covenant violations, which would give the lender the right to call the obligation. There can be no assurance that the Company will not have covenant violations in future periods. In addition, based on the projected earnings, it is substantially likely that the Company will violate the minimum tangible net worth covenant for the first quarter of 1998. There can be no assurance that the lender will not call the Revolver or if such obligation is called, that the Company will be in a financial position to repay such obligations in such event.

    The Company's balance sheet at year end reflected the impact of the year's loss and of substantial payments made to Valassis as described in "Results of Operations 1997 vs. 1996--Other."

    Working capital remained negative at December 31, 1997, the year's loss and the reclassification of the outstanding balance on the Revolver from long term debt to current liabilities serving to increase the working capital deficit to $8,212 in 1997 from $2,830 in 1996. Marketable securities, cash and cash equivalents were $2,021 at year end 1997 and $2,999 at year end 1996. A $2,500 payment was made to Valassis on June 30, 1997, upon the exercise of a put option, in addition to a $2,000 contractual obligation also paid in June under the Advertising Agreement. These payments, and the year's loss, were funded by drawings of $4,349 under the Revolver and a reduction in marketable securities of $1,039. Accounts receivable, which are generated principally from List Rental and the sale of various direct mail services, increased by $1,091 on the success of the Company's efforts to further develop these revenue sources. The increase in inventories of $248 and prepaid advertising of $428 both reflect the Company's commitment to grow it's Catalog business. Although inventory remained consistent relative to sales, as evidenced by inventory turns remaining steady at 20 days, an improvement in the Company's inventory management practice was offset by an increase in higher-cost items associated with the Catalog business. Similarly, the higher prepaid advertising costs at year end result from the greater accumulation of costs associated with creating catalogs prior to distribution.

    The Company had total availability under the Revolver of $6,500 as of year end, which is subject to a borrowing base formula and certain other conditions. As of March 18, 1998, the Company had $4,475 outstanding under the Revolver and, based upon the borrowing base formula, had the entire remaining balance, or $2,025, available to it thereunder. For additional information concerning the terms of the Revolver, see Note 8 to the Notes to the Financial Statements contained herein.

    Management believes that the operating activities of the Company, together with the availability under the Revolver, will substantially support its cash requirements for the next twelve months and that sufficient capital resources are available to the Company to provide adequate liquidity overall. As of March 20, 1998, the Company had requested and received from Marine a waiver of the covenants pertaining to the minimum tangible net worth and cash flow ratio of the Company for the period ending December 31, 1997. If the waiver were withdrawn or did not become effective, the company could be in default of its obligation under the Revolver. Management is of the opinion that inflation will not have a material effect on the operations of the Company.

    The Company has evaluated its information technology infrastructure to ensure that computer systems and software will recognize and process the year 2000 and beyond with no effect on customers or disruptions to business operations. The Company does not expect the cost of modifying its information technology infrastructure for Year 2000 compliance to be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

SIGNIFICANT AGREEMENTS

    On December 21, 1997, the Company entered into the Agreement and Plan of Merger with MDC and Newco whereby Newco will merge with and into the Company, pursuant to which the Company will be the surviving corporation and will become a wholly-owned subsidiary of MDC and each outstanding share of common stock, par value $0.10 per share, of the Company (other than stock of par value $0.10 per share, of the Company (other than stock of the Company owned by the Company, MDC or any of their respective subsidiaries) will be converted into the right to receive $5.70 in cash, without interest. Contemporaneously therewith and pursuant to the Asset Purchase Agreement, dated December 21, 1997, between the Company and ADI, the Company will sell certain assets relating to the P&C Businesses to ADI. For a further description of these agreements see "Business--Subsequent Events."

    In 1996, the Company entered into the Harland Agreement under which Harland agreed to manufacture and ship all Check orders received by the Company at a contractually-determined price per box together with related shipping and handling fees. The Harland Agreement is for an initial term of seven years and provides the Company with access to virtually unlimited Check-production capacity without the capital expenditure requirements or inventory costs that the Company would otherwise have to incur in connection with the growth of its check product line. The Harland Agreement provides that, in the event either party wishes to terminate the Agreement, such party must provide one year's notice of such intention to terminate prior to its effectiveness. The Harland Agreement also provided for Harland's purchase of the Company's Check-production equipment at net book value resulting in no gain or loss being recognized.

    In 1995, the Company entered into the Advertising Agreement, under which, in return for the payment of an annual fee to Valassis, the Company obtained an exclusive right of first refusal to place its weekly newspaper FSI advertising at competitive rates in all circulation in which Valassis has contracts for the placement of such advertising. The Company has committed to pay $10 million over the term of the Agreement which expires in May 2000. As of December 31, 1997, the remaining commitment under the contract was $3,000, payable in installments of $2,000 in May 1998 and the final installment of $1,000 due in May 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ARTISTIC GREETINGS INCORPORATED:

    We have audited the accompanying balance sheets of Artistic Greetings Incorporated (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company experienced a net loss in 1997 and was in technical default of certain financial convenants in connection with its line of credit which have been waived by the lender as of December 31, 1997. These factors among others may indicate that the Company may be unable to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rochester, New York
  February 20, 1998, except for
  the matter described in the
  last paragraph of Note 8,
  as to which the date is
  March 20, 1998

                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
                                                                                              (DOLLARS IN
                                                                                           THOUSANDS, EXCEPT
                                                                                              SHARE DATA)
                                                    ASSETS
Current Assets:
  Cash and cash equivalents.............................................................  $     160  $      99
  Marketable securities:
    Trading, at market (cost $1,230 in 1997 and $2,699 in 1996).........................      1,403      2,881
    Available for sale, at market (cost $409 in 1997 and $11 in 1996)...................        458         19
  Trade receivables (net of allowance for doubtful accounts of $271 and $112 in 1997 and
    1996, respectively).................................................................      2,343      1,252
  Income taxes receivable...............................................................        420     --
  Inventories...........................................................................      2,518      2,270
  Prepaid advertising...................................................................      3,492      3,064
  Prepaid expenses and other current assets.............................................        384        500
                                                                                          ---------  ---------
      Total current assets..............................................................     11,178     10,085

Deferred advertising....................................................................      3,683      2,113
Property, plant and equipment, net......................................................     16,301     16,237
Cash surrender value of life insurance (net of policy loans of $0 and $127 in 1997 and
  1996, respectively)...................................................................        629        433
Other assets............................................................................         67        130
                                                                                          ---------  ---------
      Total assets......................................................................  $  31,858  $  28,998
                                                                                          ---------  ---------
                                                                                          ---------  ---------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.....................................................  $   4,494  $     153
  Accounts payable, trade (includes checks-in-transit of $2,485 in 1997 and $243 in
    1996)...............................................................................     12,804      9,847
  Accrued liabilities...................................................................      1,521      2,351
  Customer advances.....................................................................        571        451
  Income taxes payable..................................................................     --            113
                                                                                          ---------  ---------
      Total current liabilities.........................................................     19,390     12,915

Long-term debt..........................................................................        936      1,069
Other liabilities.......................................................................        283        383
                                                                                          ---------  ---------
      Total liabilities.................................................................  $  20,609  $  14,367
                                                                                          ---------  ---------
Commitments and contingencies
Common stock, subject to put option--500,000 shares.....................................     --          2,343
Stockholders' Equity:
  Common stock, par value $0.10:
    Authorized:10,000,000 shares;
    Issued:6,538,520 shares in 1997 and 6,037,720 in 1996...............................        654        604
  Additional paid-in capital............................................................     11,055     11,042
  Unrealized gains on marketable securities held as available for sale, net of tax
    effect..............................................................................     --              1
  Retained earnings.....................................................................        462      1,526
                                                                                          ---------  ---------
                                                                                             12,171     13,173
  Less: Treasury stock, at cost (695,356 and 200,356 shares in 1997 and 1996,
    respectively).......................................................................       (922)      (885)
                                                                                          ---------  ---------
    Total stockholders' equity..........................................................     11,249     12,288
                                                                                          ---------  ---------
    Total liabilities and stockholders' equity..........................................  $  31,858  $  28,998
                                                                                          ---------  ---------
                                                                                          ---------  ---------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                            STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1997        1996        1995
                                                                            ----------  ----------  ----------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                                       SHARE DATA)
NET SALES.................................................................  $  101,499  $   98,911  $   97,042
Cost of sales.............................................................      45,038      40,665      42,498
                                                                            ----------  ----------  ----------
GROSS PROFIT..............................................................      56,461      58,246      54,544
Selling, advertising, general and administrative expenses.................      56,607      55,474      66,287
                                                                            ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS.............................................        (146)      2,772     (11,743)
Other income (expense):
  Interest and dividend income............................................          84         158         278
  Net unrealized gains (losses) on trading securities.....................          32         (34)        230
  Net realized gains (losses) on marketable securities....................         340         328        (161)
  Loss on disposition of fixed assets.....................................        (897)     --          --
  Interest expense........................................................        (280)       (536)       (881)
  Other...................................................................          56        (330)       (385)
                                                                            ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES.........................................        (811)      2,358     (12,662)
Provision for (benefit from) income taxes.................................         253        (317)     (2,710)
                                                                            ----------  ----------  ----------
NET INCOME (LOSS).........................................................  $   (1,064) $    2,675  $   (9,952)
                                                                            ----------  ----------  ----------
Basic and diluted earnings per share......................................  $    (0.17) $     0.42  $    (1.57)
                                                                            ----------  ----------  ----------
Weighted average number of common and common equivalent shares
  outstanding.............................................................   6,090,023   6,349,318   6,331,688
                                                                            ----------  ----------  ----------

  The accompanying notes to financial statements are an integral part of these statements.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       COMMON STOCK        ADDITIONAL
                                                  -----------------------    PAID-IN     RETAINED     TREASURY
                                                    SHARES      AMOUNT       CAPITAL     EARNINGS       STOCK       OTHER
                                                  ----------  -----------  -----------  -----------  -----------  ---------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE DECEMBER 31, 1994.......................   6,036,820   $     604    $  11,031    $   8,803    $    (945)  $    (185)
Exercise of stock options by employees..........         900      --                2       --           --          --
Stock grants to directors/employees.............      --          --               (5)      --                9      --
Unrealized gains (losses) on marketable
  securities....................................      --          --           --           --           --             186
Net loss........................................      --          --           --           (9,952)      --          --
                                                  ----------       -----   -----------  -----------       -----   ---------
BALANCE DECEMBER 31, 1995.......................   6,037,720         604       11,028       (1,149)        (936)          1
Stock grant to directors/employees..............      --          --               14       --               51      --
Net income......................................      --          --           --            2,675       --          --
                                                  ----------       -----   -----------  -----------       -----   ---------
BALANCE DECEMBER 31, 1996.......................   6,037,720         604       11,042        1,526         (885)          1
Exercise of stock options by employees..........         800      --                3       --           --          --
Stock grant to directors/employees..............      --          --               10       --               13      --
Exercise of put option..........................     500,000          50       --           --              (50)     --
Unrealized gains (losses) on marketable
  securities....................................      --          --           --           --           --              (1)
Net loss........................................      --          --           --           (1,064)      --          --
                                                  ----------       -----   -----------  -----------       -----   ---------
BALANCE DECEMBER 31, 1997.......................   6,538,520   $     654    $  11,055    $     462    $    (922)  $  --
                                                  ----------       -----   -----------  -----------       -----   ---------


                                                    TOTAL
                                                  ---------

BALANCE DECEMBER 31, 1994.......................  $  19,308
Exercise of stock options by employees..........          2
Stock grants to directors/employees.............          4
Unrealized gains (losses) on marketable
  securities....................................        186
Net loss........................................     (9,952)
                                                  ---------
BALANCE DECEMBER 31, 1995.......................      9,548
Stock grant to directors/employees..............         65
Net income......................................      2,675
                                                  ---------
BALANCE DECEMBER 31, 1996.......................     12,288
Exercise of stock options by employees..........          3
Stock grant to directors/employees..............         23
Exercise of put option..........................     --
Unrealized gains (losses) on marketable
  securities....................................         (1)
Net loss........................................     (1,064)
                                                  ---------
BALANCE DECEMBER 31, 1997.......................  $  11,249
                                                  ---------

  The accompanying notes to financial statements are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS, EXCEPT
                                                                                              SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................................  $  (1,064) $   2,675  $  (9,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization...................................................      2,118      2,379      2,544
  Loss on disposal of fixed assets................................................        897     --         --
  Allowance for doubtful accounts.................................................        159         (1)       113
  Net unrealized losses (gains) on trading securities.............................        (33)        40       (230)
  Net realized losses (gains) on marketable securities............................       (340)      (328)       161
  Purchase of trading securities..................................................     (2,278)    (4,891)    (1,922)
  Proceeds from sale of trading securities                                              3,938      4,858      1,268
  Amortization of interest grant..................................................       (100)    --         --
  Accretion of common stock subject to a put option...............................        157        311        157
  Increase in cash surrender value of life insurance..............................       (196)      (125)       (66)
  Decrease (increase) in assets:
      Trade receivables...........................................................     (1,250)       552       (360)
      Income taxes receivable.....................................................       (420)       900         14
      Inventories.................................................................       (248)     3,579        341
      Prepaid advertising, prepaid expenses and other.............................       (721)     3,058     (2,772)
      Deferred advertising........................................................     (1,570)     1,424      3,180
      Deferred income taxes.......................................................        472       (472)    --
  Increase (decrease) in liabilities:
      Checks-in-transit...........................................................      2,242     (1,195)       507
      Accounts payable, trade.....................................................        715     (2,951)     4,895
      Accrued liabilities.........................................................       (830)     1,360       (241)
      Customer advances...........................................................        120        214         54
      Deferred income taxes.......................................................     --         --         (1,966)
      Income taxes payable........................................................       (113)       113     --
                                                                                    ---------  ---------  ---------
          Net cash provided by (used in) operating activities.....................      1,655     11,500     (4,275)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.......................................     (3,079)    (5,388)    (6,101)
  Proceeds from sale of equipment.................................................     --          3,641     --
  Purchase of marketable securities...............................................       (498)    --         (1,595)
  Proceeds from sale of marketable securities.....................................        249     --          7,215
                                                                                    ---------  ---------  ---------
          Net cash used in investing activities...................................     (3,328)    (1,747)      (481)
                                                                                    ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the line of credit................................................     31,304     20,349     40,757
  Repayment of borrowings from the line of credit.................................    (26,955)   (25,311)   (40,663)
  Proceeds from long-term debt....................................................     --         --          5,036
  Repayment of long-term debt.....................................................       (141)    (5,286)    --
  Proceeds from issuance of common stock, treasury stock and options exercised....         26         65          6
  Payment for exercise of put options.............................................     (2,500)    --         --
                                                                                    ---------  ---------  ---------
          Net cash provided by (used in) financing activities.....................      1,734    (10,183)     5,136
                                                                                    ---------  ---------  ---------
          Net increase (decrease) in cash and cash equivalents....................         61       (430)       380
Cash and cash equivalents at beginning of year....................................         99        529        149
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year..........................................  $     160  $      99  $     529
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
  Interest........................................................................  $     208  $     527  $     735
  Income taxes, net of refunds received...........................................        314       (858)      (771)

  The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    The Company is engaged primarily in the direct-mail order marketing and sale of personalized checks, personalized name and address products, stationery and gift items, and performing services such as package insertion and mailing list rental. Artistic sells its products through Sunday newspaper supplements, magazines, co-operative mailings, direct mailings, its catalogs and through its retail store. Sales are predominately to individuals throughout the United States. Corporate headquarters and manufacturing facilities are located in Elmira, New York. Artistic processes its orders in several locations in Elmira and the surrounding area.

CASH AND CASH EQUIVALENTS

    The Company considers liquid investments with a maturity of three months or less to be cash equivalents, which are reflected at their approximate fair value.

INVENTORIES

    Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market, based upon the lower of replacement cost or estimated realizable value.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation and amortization is provided principally by the straight-line method over the following estimated useful lives of the assets:

Transportation equipment......................................       5 years
Furniture and fixtures........................................     5-7 years
Machinery and equipment.......................................    5-12 years
Buildings.....................................................   18-31 years

    Betterments, renewals and extraordinary repairs that extend the life of the assets are capitalized. Other repairs and maintenance are expensed. When sold, the cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in income.

    During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREPAID ADVERTISING AND DEFERRED ADVERTISING

    The Company capitalizes costs for direct response advertising and amortizes the costs over the period of expected future benefit. All other advertising costs are expensed the first time the advertisement takes place. Direct response advertising consists of prepaid advertising costs and deferred advertising costs.

    Prepaid advertising costs consist principally of the materials and labor incurred in developing the advertising materials, including sales literature and catalogs. These costs are accumulated until the materials are used or distributed to a customer at which time they are transferred to deferred advertising costs.

    Deferred advertising includes the costs previously described and the costs associated with distributing advertisements to customers, such as insertion and mailing costs. Advertising is amortized over a period not to exceed one year following the date the literature or catalog is mailed or inserted into a newspaper or co-op mailing. The amortization period corresponds to the expected sales cycle of the advertising material, based on actual advertising responses. Check advertising is amortized over a period not to exceed twelve months based upon the original sales order and one corresponding reorder. These amortization periods are in compliance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs."

    At December 31, 1997 and 1996, $7,175 and $5,177, respectively, of advertising costs, was reported as assets. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $37,835, $37,809 and $48,978,
respectively. The expense in 1995 includes a charge of $2,229 to writedown deferred advertising to its net realizable value. The expense for 1997, 1996 and 1995 includes approximately $13,400, $12,500 and $8,500, respectively, in advertising placements related to the Advertising Agreement described in Note 13 to the Financial Statements.

CASH SURRENDER VALUE OF LIFE INSURANCE

    Face value of the policies is approximately $1,841, with $1,341 being key man life insurance.

INCOME TAXES

    The Company uses the liability method of accounting for deferred income taxes. The liability method accounts for deferred income taxes by applying statutory rates to the difference between the financial reporting and the tax bases of assets and liabilities. Deferred federal and state income taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement purposes. Such differences arise principally from depreciation, tax credit carryforwards and promotional costs. Tax credits are applied as a reduction to the provision for federal and state income taxes using the flow-through method.

REVENUE RECOGNITION

    For direct-mail products, the Company recognizes revenue when merchandise is shipped. Name list rental income is recognized upon delivery, and fulfillment income upon performance of the service.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER SHARE

    Net income or loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options determined under the treasury stock method) outstanding during the period. The Company accounts for net income per common and common equivalent share in accordance with the provisions of Accounting Principle Board Opinion No. 15 (APB No. 15). In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earning Per Share" was issued. SFAS No. 128 replaces primary Earnings Per Share (EPS) with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for common share equivalents is included. Fully diluted EPS, now called diluted EPS, is required to be presented. The Company adopted SFAS No. 128 retroactively for all periods presented. Early adoption is not permitted. Accordingly, the Company has restated its previously presented EPS amounts. The weighted average number of shares outstanding is computed as follows:

    (The following table reconciles the numerators and denominators of basic and diluted earnings per share).

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                           -----------------------------------------
                                                                              INCOME         SHARES       PER SHARE
                                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           -------------  -------------  -----------
BASIC EPS
Net income applicable to common stock....................................    $   2,675       6,328,207    $    0.42
EFFECT OF DILUTIVE SECURITIES
Stock options............................................................       --              21,111       --
                                                                                ------    -------------       -----
DILUTED EPS
Net income applicable to common stock....................................    $   2,675       6,349,318    $    0.42
                                                                                ------    -------------       -----
                                                                                ------    -------------       -----

    No reconciliation is provided for 1997 and 1995 as the effect would be anti-dilutive. All share information noted above represents the weighted-average number of shares during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, trade receivables, accounts payable, accrued liabilities and other current liabilities, other than long-term debt, are reflected in the financial statements at fair value because of the short-term maturity of those instruments.

    The estimated fair value of the Company's financial instruments is as follows:

                                                                        DECEMBER 31,
                                                       ----------------------------------------------
                                                                1997                    1996
                                                       ----------------------  ----------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT       VALUE      AMOUNT       VALUE
                                                       -----------  ---------  -----------  ---------
Marketable securities................................   $   1,861   $   1,861   $   2,900   $   2,900
Long-term debt, including current portion............   $   5,430   $   5,042   $   1,222   $     812

    The fair values of the Company's financial instruments were determined as follows:

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Marketable securities: The fair value is based on quoted market prices for these or similar instruments. Accordingly, the carrying amount of marketable securities approximates fair value.

    Long-term debt including current portion: The fair value of the long-term debt is estimated based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

MANAGEMENT'S USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 MARKETABLE SECURITIES

    The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    The Company has classified its securities into two categories, available for sale and trading securities. The value of the investment accounts is stated at market value based on quoted market prices. The cost of investments sold is determined on a specific identification basis. Gains and losses from these securities are as follows:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Securities available for sale
  Realized loss...............................................................  $       6  $  --
  Net unrealized gain.........................................................         49          8
Trading securities
  Realized gain...............................................................        346        358
  Realized loss...............................................................     --             30
  Net unrealized gain.........................................................        173        182

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 3 INVENTORIES

    Inventories include cost of materials, labor and overhead and are comprised of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Finished goods.............................................................  $     582  $     652
Work-in-process............................................................        100        561
Raw materials and supplies.................................................      1,836      1,057
                                                                             ---------  ---------
Total......................................................................  $   2,518  $   2,270
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Land....................................................................  $     387  $     385
Buildings...............................................................      9,170      9,160
Machinery and equipment.................................................     12,481     15,203
Furniture and fixtures..................................................      1,301      1,667
Transportation equipment................................................        149        194
                                                                          ---------  ---------
  Subtotal..............................................................     23,488     26,609
Less: Accumulated depreciation and amortization.........................      7,187     10,372
                                                                          ---------  ---------
  Net...................................................................  $  16,301  $  16,237
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization expense charged to operations amounted to $2,118, $2,379 and $2,434 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Accrued executive bonuses..................................................  $      70  $     691
Accrued employee profit sharing............................................     --            301
Accrued and deferred compensation..........................................        220        406
Accrued vacation...........................................................        456        396
Miscellaneous accrued liabilities..........................................        775        557
                                                                             ---------  ---------
Total......................................................................  $   1,521  $   2,351
                                                                             ---------  ---------
                                                                             ---------  ---------

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6 INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The provision for (benefit from) income taxes is comprised of the following:

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1997       1996       1995
                                                                    ---------  ---------  ---------
Currently payable:
  Federal.........................................................  $    (231) $     134  $    (757)
  State...........................................................         12         21         13
                                                                    ---------  ---------  ---------
Total current.....................................................       (219)       155       (744)
                                                                    ---------  ---------  ---------
Deferred:
  Net loss carryforward...........................................       (284)       786       (917)
  Receivable reserve..............................................        (20)       (41)    --
  Depreciation....................................................         43       (108)       293
  Promotional costs...............................................        503       (752)    (1,361)
  Deferred compensation...........................................     --         --             35
  Vacation expense................................................        (14)         2         (3)
  Insurance liability.............................................        (79)      (122)    --
  Investment losses and carryforwards.............................         10        (14)       154
  Contribution carryforward.......................................        440       (281)       172
  Inventory reserve...............................................        (42)       219       (348)
  Investment credits..............................................       (174)    --            270
  Other...........................................................         89       (161)      (261)
                                                                    ---------  ---------  ---------
Total deferred....................................................        472       (472)    (1,966)
                                                                    ---------  ---------  ---------
Total.............................................................  $     253  $    (317) $  (2,710)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    The following is a reconciliation of the expected federal tax at statutory rates to the effective rates:

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Expected tax.....................................................  $    (276) $     802  $  (4,305)
State tax effect.................................................         (4)        19        (30)
Interest and dividend exclusion..................................         (6)        (5)       (49)
Investment credit................................................       (219)    --         --
Nondeductible interest...........................................         53        106     --
Adjustment of prior years' accruals..............................     --             53     --
Contributions....................................................     --           (125)    --
Federal valuation allowance......................................        472     (1,144)     1,381
Merger Costs.....................................................        203     --         --
Other............................................................         18     --         --
                                                                   ---------  ---------  ---------
Federal tax......................................................     --           (261)    (2,798)
State tax........................................................         12        (56)        88
                                                                   ---------  ---------  ---------
Total............................................................  $     253  $    (317) $  (2,710)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6 INCOME TAXES (CONTINUED)
    The contribution amount is the tax benefit related to certain inventory donated to various charities which qualify for a tax deduction in excess of cost under the Internal Revenue Code.

    Deferred tax liabilities (assets) are comprised of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Depreciation...............................................................  $     816  $     773
Promotional costs..........................................................      1,290        781
Marketable securities......................................................         78         68
                                                                             ---------  ---------
  Gross deferred tax liabilities...........................................      2,184      1,622
                                                                             ---------  ---------
Promotional costs..........................................................       (416)      (410)
Vacation expense...........................................................       (160)      (146)
Contribution carryforward..................................................       (611)      (579)
Net loss carryforward......................................................       (958)      (674)
Alternate minimum tax credits..............................................       (218)      (307)
Inventory reserve..........................................................        (94)       (52)
Receivable reserve.........................................................        (61)       (41)
Insurance liability........................................................       (201)      (122)
Credit carryforwards.......................................................     (1,176)    (1,002)
                                                                             ---------  ---------
  Gross deferred tax assets................................................     (3,895)    (3,333)
                                                                             ---------  ---------
Deferred tax assets valuation allowance....................................      1,711      1,239
                                                                             ---------  ---------
Total net deferred taxes                                                     $  --      $    (472)
                                                                             ---------  ---------
                                                                             ---------  ---------

    The valuation allowance for deferred tax assets was $1,711 and $1,239, in 1997 and 1996, respectively, and relates primarily to the realizability of the contribution carryforward and the uncertainty of realizing the tax benefit of certain state tax credits.

    The Company has New York State Investment Tax Credits and Economic Development Zone Credits that will provide tax benefit in future years. The Company has available investment tax credits of approximately $100 with varying expiration dates through 2002. The Company also has available Economic Development Zone Credits of approximately $900 which may be carried forward indefinitely.

NOTE 7 LEASES

    During 1997, the Company leased a portion of its manufacturing and office space from an officer who is a substantial stockholder of the Company. Rental expense under these arrangements amounted to $42, $42 and $91 in 1997, 1996 and 1995, respectively. Other rental expense amounted to $70, $90 and $255 in 1997, 1996 and 1995, respectively.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 DEBT

MARINE REVOLVING LINE OF CREDIT

    In March 1996, the Company refinanced a demand discretionary line of credit with Marine Midland Bank ("Marine") under which it can borrow up to $6,500, with a revolving line of credit that is committed to the Company until January 1, 1999, (the "Revolver"). The Company may borrow and repay at its option, and issue letters of credit, up to an aggregate of $6,500 under the Revolver at either Marine's quoted Prime Rate or the Money Market Rate as quoted by Marine at the time of borrowing. Additionally, Marine has provided letters of credit to secure workers' compensation obligations of the Company in the amount of approximately $107, which expire on March 31, 1999. The amount of borrowings available to the Company under the Revolver is dependent upon the amount of accounts receivable and inventory, and the value of certain intangibles of the Company (collectively, the "Collateral"), determined at the time as such borrowing base is calculated quarterly. The Revolver is secured by the Collateral. The Revolver contains a restriction on the payment of dividends as well as financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including minimum net worth, leverage and working capital requirements. Various modifications, including working capital covenants, maturity date and valuation of collateral were made effective May 30, 1996; November 30, 1996; December 31, 1996; March 31, 1997 and June 30,
1997. The Revolver can be prepaid by the Company at any time without penalty. As of March 20, 1998, the Company had requested and received from Marine a waiver of the covenants pertaining to the minimum tangible net worth and the cash flow ratio for the period ending December 31, 1997. As of December 31, 1997, the Company was not in compliance with its minimum tangible net worth and cash flow ratio covenants. As of March 20, 1998, the Company had requested and received from Marine a waiver of these covenants as of December 31, 1997.

NEW YORK STATE URBAN DEVELOPMENT CORPORATION LOAN

    In October 1995, the Company executed a mortgage loan agreement (the "UDC Mortgage") with the New York State Urban Development Corporation under which it borrowed $400, the proceeds of which were used to finance expenses incurred in the purchase and buildout of Artistic Plaza. The UDC Mortgage is secured by Artistic Plaza, does not incur interest and requires amortization for four years with the principal amount thereunder due to be repaid in November 1999. The UDC Mortgage can be prepaid by the Company at any time without penalty.

CITY OF ELMIRA MORTGAGE

    In April 1991, the Company executed a Sales and Development Agreement with the City of Elmira (the "City of Elmira Mortgage"). As part of this agreement, the Company acquired two office buildings located in the City of Elmira. This agreement provided financing for the purchase of these buildings evidenced by a promissory note for $920 at one percent per annum using the simple interest method over 25 years. Both the principal and interest payments were deferred until May 1996. Interest accrued on the principal balance during this period at one percent per annum using the simple interest method. After such time, both the accrued interest and principal were reamortized over the remaining 20 years by making equal quarterly payments of principal and interest. The note also provides that the Company will have the right to prepay any part of, or all of, the outstanding principal and accrued interest at any time without penalty. This agreement is secured by a first mortgage on these buildings.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 DEBT (CONTINUED)
LONG-TERM DEBT

DECEMBER 31,                                                                   1997       1996
---------------------------------------------------------------------------  ---------  ---------
Marine Revolver............................................................  $   4,349  $  --
UDC Mortgage...............................................................        192        300
City of Elmira Mortgage....................................................        889        922
                                                                             ---------  ---------
Total long-term debt.......................................................      5,430      1,222
Less: Current portion......................................................      4,494        153
                                                                             ---------  ---------
Total......................................................................  $     936  $   1,069
                                                                             ---------  ---------
                                                                             ---------  ---------

    Minimum debt repayments under long-term obligations for the next five years and thereafter are as follows:

1998................................................  $   4,494
1999................................................        137
2000................................................         46
2001................................................         46
2002................................................         46
Thereafter..........................................        661

    The weighted average interest rate on short-term borrowings outstanding are as follows:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Money-market line.......................................................       7.23%      6.82%      7.36%
Regular line............................................................       8.50       8.25       8.78

NOTE 9 DEFINED CONTRIBUTION SAVINGS PLAN

    The Company has a defined contribution savings plan under which employees with one year of service, who have worked 1,000 hours and attained 21 years of age, are eligible for participation. In 1997 the Company matched 50% of the first 4% contributed by each participating employee annually. The Company's matching contributions were $105, $39 and $35 during 1997, 1996 and 1995, respectively. Eligible employees enrolled and active at December 31 are eligible for employer contributions and may make voluntary contributions subject to certain limitations. Company profit sharing contributions are discretionary. The profit-sharing contribution was $0, $301 and $0, for 1997, 1996 and 1995, respectively.

NOTE 10 STOCK OPTIONS

    The Company has an Employee Long-Term Incentive Plan (the "Plan") under which Incentive Stock Options ("ISOs") to purchase, and/or Stock Incentive Rights ("SIRs") to receive, a total of 1,800,000 shares of the Company's Common Stock may be awarded.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Statement encourages, but does not require, a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 STOCK OPTIONS (CONTINUED)
Employees". Accordingly, no compensation cost has been recognized for the options. Had compensation cost for these options been determined based on the fair value at the grant dates of the awards, consistent with SFAS 123, the Company's pro forma amounts for net income and earnings per share would have been as follows:

                                                                              1997       1996
                                                                            ---------  ---------
Net income (loss)
    As reported...........................................................  $  (1,064) $   2,675
    Pro forma.............................................................     (1,153)     2,604
Net income (loss) per common and common equivalent share
    As reported...........................................................      (0.17)      0.42
    Pro forma.............................................................      (0.19)      0.41

    SFAS No. 123 has only been applied to options granted after January 1, 1995. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

    The weighted-average assumptions used to estimate the fair value of each option on the date of grant using the Black-Scholes option pricing model include:

                                                                             1997       1996
                                                                           ---------  ---------
Risk-free interest rate..................................................       6.59%      6.37%
Expected life............................................................    5 years    5 years
Expected volatility......................................................       48.2%      51.1%
Expected dividends.......................................................         --         --
Weighted average fair value of options granted...........................  $    2.44  $    2.24

    ISOs are granted at not less than fair value on the date of grant, expire no later than ten years from the date of grant and are exercisable over variable periods from three to five years. The following table

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 STOCK OPTIONS (CONTINUED)
summarizes the changes in ISOs outstanding and related price ranges for shares of the Company's common stock under the Plan.

                                                         NUMBER OF SHARES             PRICE RANGE
                                                         -----------------  -------------------------------
Outstanding at January 1, 1995.........................         635,530     $    3.20     to      $   11.75
  Granted..............................................          15,000          3.12     to           3.50
  Exercised............................................            (900)         2.62     to           2.62
  Canceled.............................................        (148,730)         4.00     to           9.50
                                                               --------
Outstanding at December 31, 1995.......................         500,900          3.12     to          10.31
                                                               --------                   -----------------
Exercisable at December 31, 1995.......................         272,908     $    3.12     to      $   10.31
                                                               --------                   -----------------
Outstanding at January 1, 1996.........................         500,900     $    3.12     to          10.31
  Granted..............................................         147,000          2.62     to           5.00
  Exercised............................................         --             --         to         --
  Canceled.............................................        (259,490)         3.20     to           9.38
                                                               --------
Outstanding at December 31, 1996.......................         388,410          2.62     to          10.31
                                                               --------                   -----------------
Exercisable at December 31, 1996.......................         139,700     $    2.62     to      $   10.31
                                                               --------                   -----------------
Outstanding at January 1, 1997.........................         388,410     $    2.62     to      $   10.31
  Granted..............................................          62,500          4.81     to           4.81
  Exercised............................................            (800)         3.56     to           3.56
  Canceled.............................................         (37,200)         6.06     to           8.12
                                                               --------
Outstanding at December 31, 1997.......................         412,910          2.62     to          10.31
                                                               --------                   -----------------
Exercisable at December 31, 1997.......................         258,410     $    2.62     to      $   10.31
                                                               --------                   -----------------

    SIRs are rights to receive shares of the Company's common stock without any cash payment to the Company, conditioned only on continued employment with the Company over a specified four-year incentive period. During that incentive period, the recipient of a SIR award would receive "dividend-equivalent" payments on the number of shares covered by his/her SIR award, but would not have any other rights, e.g., voting rights, etc., with respect to such shares until they were issued to him/her under the terms of the award. To date, no SIRs have been granted under the Plan.

    The following table represents additional information about stock options outstanding at December 31, 1997:

            OPTIONS OUTSTANDING
                                WEIGHTED-
                                 AVERAGE                   OPTIONS EXERCISABLE
   RANGE OF                     REMAINING        WEIGHTED-                     WEIGHTED-
   EXERCISE       NUMBER       CONTRACTUAL        AVERAGE        NUMBER         AVERAGE
    PRICES      OUTSTANDING       LIFE        EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
--------------  -----------  ---------------  ---------------  -----------  ---------------
  $2.62-$ 5.00     250,200       3.5 Years       $    4.44        100,700      $    4.42
   5.25-  8.12      99,960       0.6 Years            6.38         94,960           6.42
   9.12- 10.31      62,250       0.3 Years            9.74         62,750           9.74
                -----------  ---------------         -----     -----------         -----
  $2.62-$10.31     412,910       2.3 Years       $    5.71        258,410      $    6.45
                -----------  ---------------         -----     -----------         -----

    The Company had options available for awards amounting to 750,620, 775,920 and 663,430 at December 31, 1997, 1996 and 1995, respectively. The Company is able to realize an income tax benefit from the exercise and early disposition of ISOs. For financial reporting purposes, this benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11 STOCKHOLDERS' EQUITY

    In 1997, the Company granted 5,000 shares of its treasury stock to an officer at a price per share of $4.50, for services rendered. This stock grant was recorded as compensation expense. In 1996, the Company granted 1,071 shares of its treasury stock to a director at a price per share of $3.50 for services rendered. In 1996, the Company granted 10,000 and 5,000 shares of its treasury stock to two officers at a price per share of $3.88 and $4.69, respectively, for services rendered. These stock grants were also recorded as compensation expense. In 1995, the Company granted 1,363 shares of its treasury stock to a director at a price per share of $2.75 for services rendered.

NOTE 12 RELATED PARTY TRANSACTIONS

    The son of the Chairman of the Board of Directors of the Company, who is a licensed stock broker, processes the Company's marketable securities transactions. Total commissions paid to this individual were approximately $6, $17 and $21 in 1997, 1996 and 1995, respectively.

NOTE 13 COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

    In 1997, the Company entered into a three-year employment agreement with its Chief Operating Officer and Executive Vice President, which provides for a minimum annual compensation of $146 and for participation in the Company's executive bonus plan. In 1996, the Company entered into a three-year employment agreement with its Chief Executive Officer and President of the Company, which provides for a minimum annual compensation of $200 and for participation in the Company's executive bonus program. In 1993, the Company entered into a five-year employment agreement with the Chairman of the Board of Directors of the Company which provides minimum annual compensation of $225 and an annual bonus based on net income before taxes.

LEGAL MATTERS

    The Company is subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to any such litigation cannot be determined, in the opinion of management, such liability, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

COMMITMENTS

    In May 1995, the Company negotiated a contract with a supplier to obtain right of first refusal for advertising placement at competitive rates. As of December 31, 1997, the remaining commitment under the contract, which expires May 2000, was $3,000, payable in annual installments of $2,000 due in May 1998 and the final installment of $1,000 due in May 1999.

NOTE 14 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

    During 1995, the Company acquired certain assets of Valcheck Company in exchange for 500,000 shares of the Company's Common Stock. The Common Stock was issued at a price of $3.75 per share, or

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY (CONTINUED)
$1,875. The Common Stock is puttable to the Company, at Valcheck's option, two years from the acquisition date at $5 per share.

                                                                                         1995
                                                                                       ---------
Fair value of assets acquired
  Inventory..........................................................................  $     361
  Property, plant and equipment......................................................      1,481
  Name list..........................................................................         33
                                                                                       ---------
    Total............................................................................  $   1,875
Less: common stock issued............................................................      1,875
                                                                                       ---------
Cash paid............................................................................  $  --
                                                                                       ---------
                                                                                       ---------

NOTE 15 NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. The standard is applicable for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in the financial statements. The standard is required to be adopted for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. The Company has not yet determined the impact of this standard on its financial statements.

NOTE 16 PROPOSED MERGER

    On December 21, 1997, the Company entered into an agreement and plan of Merger ("Merger Agreement") with MDC Communications Corporation, an Ontario, Canada corporation, and AGI Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of MDC ("Newco") whereby Newco will merge with and into the Company (the "Merger") pursuant to which the Company will become a wholly-owned subsidiary of MDC and each outstanding share of common stock, par value $0.10 per share, of the Company (other than stock of the Company owned by the Company, MDC or any of their respective subsidiaries) will be converted into the right to receive $5.70 in cash without interest. It is a condition to the consummation of the Merger Agreement that the Company have completed an asset distribution as set forth in an agreement ("Asset Purchase Agreement") between the Company and Artistic Direct Incorporated, ("ADI"), a New York corporation, for the sale to ADI of certain assets relating to the personalized product and catalog businesses of the Company (the "P&C" Businesses) for $9 million in cash and the assumption of certain liabilities related to the P&C Businesses.

    In connection with the agreements, the Company has incurred $597 of expenses on behalf of ADI, such as cash advances and professional fees. This amount has been recorded as an expense as of December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following sets forth information concerning the principal occupations and business experience during the past five years of the members of the Board of Directors of the Company (the "Board"):

    JOSEPH A. CALABRO, 57, has served as the Company's Chief Executive Officer and President since August 1996. Prior to being named to his current position, Mr. Calabro served as the Company's Senior Vice President of Manufacturing from January through August 1996 and before that, worked as a consultant to the Company from August through December 1995. Prior to his relationship with the Company, Mr. Calabro served from 1993 through July 1995 as President and CEO of Calabro and Associates, a Seattle-based consulting company. For more than five years prior to that, he worked at Prism Group, Inc./MicroDisk Services, a leading software manufacturing facility in Woodinville, Washington where he held the positions of Vice President, COO and Director, Prism Group, Inc. and President and CEO, MicroDisk Services. Mr. Calabro was elected to the Board in August 1996.

    NORMAN S. EDELCUP, 62, serves as Chairman and Chief Executive Officer of Item Processing of America, a data processing center for financial institutions located in Miami, Florida. Mr. Edelcup has held such position since July 1987. During 1988 and 1989, Mr. Edelcup served as Chief Operating Officer of Catalina Lighting, Inc., Miami, Florida. Since 1975, Mr. Edelcup has been a Director of Valhi, Inc. and since 1987 he has served as a Trustee of Baron Asset Fund. Mr. Edelcup has been a Director of the Company since 1985.

    LYNDON E. GOODRIDGE, 57, is currently on sabbatical from his position as Dean of the Whittemore School of Business and Economics, University of New Hampshire, Durham, New Hampshire. Mr. Goodridge has held such position since July 1990. Mr. Goodridge has been a Company Director since 1985.

    STUART KOMER, 72, has served as a Director and as the Company's Chairman of the Board since 1966. He also served as its President from 1966 through July 1994 and from September 1995 through August 1996, and as its Chief Executive Officer from July 1994 until Joseph A. Calabro was elected to these posts in August 1996. Mr. Komer is the stepfather of Thomas C. Wyckoff, the Company's Chief Operating Officer, Executive Vice President, General Counsel and Assistant Secretary.

    IRVING I. STONE, 88, was elected a Director in June 1990, as one of two Directors designated by American Greetings Corporation ("AGC") under the terms of a Standstill Agreement between the Company and AGC, executed in connection with AGC's purchase of 2,250,000 shares of the Company's Common Stock in May 1990 (the "Original Standstill Agreement") and discussed further under "PRINCIPAL HOLDERS OF COMMON STOCK." Mr. Stone now serves as Founder, Chairman and as a member of the Board of Directors of AGC, headquartered in Cleveland, Ohio and for a number of years prior to 1992, served as its Chairman.

    MORRY WEISS, 57, was elected a Director in September 1991. Mr. Weiss is one of the two Directors designated by AGC under the Original Standstill Agreement. In March 1992, Mr. Weiss was named Chairman and Chief Executive Officer of AGC. For more than five years prior thereto, he had served as President of AGC. He is also a Director of National City Bank, Cleveland, Ohio and of Syratech Corp., Boston, Massachusetts. Mr. Weiss is the son-in-law of Irving I. Stone.

                               EXECUTIVE OFFICERS

    The following sets forth information concerning the principal occupations and business experience of the executive officers of the Company, in addition to Stuart Komer, for the past five years:

    MICHELLE CRANE-ALDERMAN, 29, has served as Vice President Manufacturing since August 1996. From January through August 1996, she served as Vice President Catalogs and Mass Media and prior to that as

Vice President--Catalog Division from September through December 1995. Ms. Crane-Alderman has served in a number of managerial positions with the Company, including International Sales, Retail Sales and Data Entry since 1988.

    WILLIAM F. INGRAM, 53, has served as the Company's Vice President and Chief Information Officer since October 1996. Prior to that, he served as the Company's Manager of Materials/Warehouse since joining the Company in September 1995. Previously, Mr. Ingram served as Vice President Material Management with Okuma Machine Tools, Charlotte, North Carolina, from August 1993 to May 1995. From November 1985 through May 1992, Mr. Ingram held senior management positions in both information services and sales and marketing at Hardinge Brothers, Inc., in Elmira, New York.

    ROBERT T. MCDONOUGH, 49, has served as the Company's Senior Vice President Marketing/Sales since January 1996 and formerly served as Vice President of General Merchandise from February 1995 through December 1995. For more than five years prior thereto, Mr. McDonough served first as the Company's Catalog Manager and then as its Manager of Domestic Mass Media Sales.

    THOMAS C. WYCKOFF, 31, has served as the Company's Chief Operating Officer, Executive Vice President, General Counsel and Assistant Secretary since May 1997. Prior to that, he served as Senior Vice President Administration/Corporate Development, General Counsel and Assistant Secretary since October 1996. From January through October 1996, he served as Senior Vice President, General Counsel and Assistant Secretary and as Artistic's General Counsel from July through December 1995. From September 1991 through July 1995, Mr. Wyckoff was associated with Cahill Gordon & Reindel, a law firm headquartered in New York, New York where his practice focused on corporate securities and transactional law.

ITEM 11. EXECUTIVE COMPENSATION.

    COMPENSATION OF JOSEPH A. CALABRO, THE COMPANY'S CHIEF EXECUTIVE OFFICER AND PRESIDENT.

    In early 1996, the Board and Stuart Komer, then serving as Chairman of the Board ("Chairman"), Chief Executive Officer ("CEO") and President, concluded that a successor to Mr. Komer in his role as CEO and President should be chosen. The reasons for this determination included: (i) that Mr. Komer had successfully built a competent and able new management team that led the Company's turnaround efforts and, therefore, his direct involvement in the day-to-day operating decisions of the Company were less crucial; (ii) Mr. Komer's expressed desire to be less involved in future day-to-day activity of the Company in order to pursue other interests at the appropriate time; (iii) the terms of Mr. Komer's employment agreement, which provide that a choice of a successor to Mr. Komer be made prior to its expiration in August 1998 (the "Termination Date"); and (iv) the strong view of the Board and Mr. Komer that a period of transition (the "Transition") should occur prior to the Termination Date, during which time Mr. Komer's years of expertise in the business of the Company would remain available to be passed to his successor.

    Accordingly, the Board instituted a search committee (the "Search Committee"), which was charged with identifying and selecting the best successor CEO and President. With the assistance of a professional executive recruiting firm, the Search Committee identified and interviewed qualified internal and external candidates for the position. In August 1996, the Board determined that Joseph A. Calabro, who had been the Company's Senior Vice President of Manufacturing since January 1996, was the most qualified candidate to assume this role.

    On August 15, 1996, the Board formally elected Mr. Calabro as CEO and President, and executed a three-year employment agreement with him (the "Calabro Employment Agreement"). Under the Calabro Employment Agreement, Mr. Calabro is entitled to receive a base salary of $200,000 per year, plus an annual bonus determined under the Company's executive bonus program, as well as certain other benefits provided to the other executive officers, as further detailed in footnote (3) to the Summary Compensation Table below.

    In determining Mr. Calabro's salary and compensation package, the Board obtained market survey data of competitors of the Company and of selected companies of comparable size in certain other industries, while also taking into account the Company's current executive salary and compensation structure.

    The Company's current executive bonus program (the "Bonus Program") provides for the participation of management in the profitability of the Company at a percentage of a share unit, which is assigned by the Board each year, upon the recommendations of the CEO. A share unit is equal to the sum of 1/4% of the Net Operating Income (as hereinafter defined) of the prior year (if Net Operating Income is negative, such number equals zero) plus 1 1/2% of the increase in Net Operating Income of the current year over the prior year (a "Share Unit"). Net Operating Income is equal to Net Income before (i) interest and investment income (expense), (ii) taxes, (iii) bonuses and (iv) extraordinary items.

    Under the Bonus Program, upon being elected CEO in August 1996, Mr. Calabro was assigned 150% of a Share Unit and received a bonus (pro rated from August
1996) of approximately $66,000 for 1996. This amount represented approximately 45% of his aggregate base salary for 1996 and was determined as appropriate by the Audit Finance and Compensation Committee (the "AFC Committee") in relation to the size of Share Units awarded to other executive officers and measured against information available from comparable companies.

    The AFC Committee also awarded Mr. Calabro 25,000 ISO's upon his becoming CEO and President, with the intention of tying a significant portion of his total compensation to the increase of stockholder value over the longer term. As it has over the years in respect of Mr. Komer's compensation, the AFC Committee intended to use grants of stock options to Mr. Calabro under the LTI Plan as a substantial incentive to tie his compensation as directly as possible to the financial performance of the Company as reflected in its stock price. This approach also ensures that his financial interest in increasing the value of the Company is closely aligned with that of the stockholders.

    COMPENSATION OF STUART KOMER, THE COMPANY'S CHAIRMAN. In recognition of his many years of service to the Company, upon naming Joseph Calabro CEO and President in August 1996, the Board reaffirmed that the Company's employment agreement with Mr. Komer (the "Komer Employment Agreement") would continue in full force and effect as he continues to serve the Company as its Chairman. As the AFC Committee previously stated, a key goal of the terms negotiated in the Komer Employment Agreement was the desire to reward Mr. Komer for his more than 40 years of dedicated service to the Company in his many capacities. Mr. Komer at various times took substantial pay reductions, received no pay raises and placed his personal assets at risk to guaranty the Company's debts.

    It is the Board's view that Mr. Komer's minimum $225,000 base salary established by the Komer Employment Agreement remains appropriate given his contribution to the Transition and the continued success of the Company. Mr. Komer is also eligible to receive annual bonuses under the terms of the Komer Employment Agreement. These bonuses are not discretionary and are determined based upon a formula contained in the Komer Employment Agreement. This arrangement ties Mr. Komer's fortunes directly to the Company's annual operating performance because it is based upon the Company's net income before taxes, which the Komer Employment Agreement defines to exclude any extraordinary, unusual or non-recurring items of loss, expense or income.

    The AFC Committee also granted 35,000 ISOs to Mr. Komer in 1996 and 74,960 above-market ISO's with a one-year term in 1997, each in recognition of his many years of service to the Company.

    COMPENSATION OF OTHER EXECUTIVE OFFICERS. During 1995, the Company's Human Resources Department undertook an analysis of the compensation paid to the Company's senior management to determine whether it was competitive with the marketplace and whether it was sufficient to attract and retain competent senior management. Based upon the salary survey information obtained from both the Human Resources Department and from outside consultants, beginning in January of 1996 the base salaries for certain of the executive officers were adjusted upward, based primarily upon the size of the Company and the respective level of the executive's responsibilities.

    In addition, executive officers participate in the Bonus Program at levels recommended to the Board by the Company's CEO and President. Because the AFC Committee believes that the incentives provided by the Bonus Program, as measured by the Company's financial performance, have a significant impact on the Company's stock price, it intends, by using this measuring device, to link executive bonuses to both the financial performance of the Company and its stock price. For 1997 and 1996, in addition to the bonuses paid to Messrs. Calabro and Komer, the Company paid an aggregate total of $[25,943] and $189,417, respectively, in executive bonuses to its other four executive officers.

    As with the CEO and President, the AFC Committee has used grants under the Company's LTI Plan with a similar motivation. Since the LTI Plan was instituted in 1983, the Committee has generally awarded annual ISO grants to the Company's executive officers as a further incentive to tie their compensation as directly as possible to the financial performance of the Company, which also ensures that their financial interest in increasing the value of the Company is closely aligned with that of the stockholders. In determining the size of the ISO grants to individual executives, the Committee also makes judgments as to how well the individual executive met or exceeded his or her performance goals during the previous year, based primarily on consultations with the CEO and President. In addition to the ISO grants made to Messrs. Calabro and Komer, during 1997 and 1996, the AFC Committee granted an aggregate total of approximately [25,000] and 29,000, respectively, ISOs to the Company's other four executive officers.

    Because the Company's executive compensation levels do not approach the $1 million per year range for any of its most highly paid executives, the AFC Committee does not believe that it is necessary to take additional measures to comply with the tax deductibility requirements for executive compensation that exceeds $1 million per year imposed by the Revenue Reconciliation Act of 1993. The AFC Committee will continue to monitor this issue and will take further action as developments warrant.

    This report was prepared by the members of the AFC Committee: Norman S. Edelcup, Chairman and Morry Weiss.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation and benefits paid by the Company for all services rendered during 1997, 1996 and 1995 to five individuals: Joseph A. Calabro, who is and was, at December 31, 1997, serving as the Company's CEO and President, and Stuart Komer, serving as the Company's Chairman and Thomas C. Wyckoff, Robert T. McDonough, William F. Ingram and Michelle A. Crane-Alderman, who were, as of December 31, 1997, the other most highly compensated Executive Officers whose 1997 salary and bonus exceeded $100,000 in amount (individually, a "Named Executive" and collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                                       ALL
                                                                                                                      OTHER
                                                                                                                  COMPENSATION
                                                                                                                  -------------
                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                                  -------------
                                                                        ANNUAL COMPENSATION(1,2)   SECURITIES
NAME AND                                                                ------------------------   UNDERLYING
  POSITION                                                              YEAR   SALARY    BONUS       OPTIONS
----------------------------------------------------------------------  ----  --------  --------  -------------
Joseph A. Calabro (3).................................................  1997  $200,000  $ 13,898     25,000(4)     $  43,647(5)
  CEO and President                                                     1996  $148,558  $ 66,061     45,000(6)     $  12,968(7)
                                                                        1995  $     NA  $     NA         NA        $      NA

Stuart Komer (8)......................................................  1997  $235,924  $219,037(9)    74,960(10)  $  17,928(11)
  Chairman                                                              1996  $233,915  $273,414     35,000(12)    $  25,194(11)
                                                                        1995  $225,547  $    -0-     25,000(13)    $  10,796(11)

Thomas C. Wyckoff (14)................................................  1997  $139,231  $  9,266     10,000(15)    $   2,241(16)
  COO and Executive                                                     1996  $100,825  $ 33,877      8,000(17)    $ 139,649(18)
  Vice President                                                        1995  $ 28,276  $    -0-     10,000(19)    $  55,807(20)

Robert T. McDonough (21)..............................................  1997  $104,424  $  5,559      5,000(22)    $   1,141(23)
  Senior Vice President-                                                1996  $ 90,733  $ 33,877      8,000(24)    $   5,986(23)
  Marketing/Sales                                                       1995  $ 76,138  $    -0-        -0-        $     761(23)

William F. Ingram.....................................................  1997  $ 93,077  $  5,559      5,000(25)    $   1,693(26)
  Vice President and                                                    1996  $ 64,656  $  8,469      6,000(27)    $       0(26)
  Chief Information Officer                                             1995  $ 14,101  $    -0-        -0-        $   3,857(26)

Michelle Crane-Alderman...............................................  1997  $ 93,077  $  5,559      5,000(28)    $       0(29)
  Vice President Manufacturing                                          1996  $ 76,539  $ 22,585      7,000(30)    $   4,030(29)
                                                                        1995  $ 39,918  $    -0-        -0-        $     402(29)

------------------------

NA Indicates Not Applicable, because the particular Named Executive was not an Executive Officer of the Company during the year indicated.

(1) Under applicable SEC rules, the value of any perquisites or other personal benefits provided by the Company to any of the Named Executives need not be separately detailed and described if their aggregate value does not exceed the lesser of $50,000 or 10% of that executive's total salary and bonus for the year shown. For the years indicated, the value of such personal benefits, if any, provided by the Company to these Named Executives did not exceed such thresholds.

(2) Includes all compensation deferred for the years shown under the Company's LTI Plan and/or its Deferred Compensation Plan, as further described under "Compensation Pursuant to Plans."

(3) In August 1996, the Company entered into the three-year Calabro Employment Agreement with Mr. Calabro providing for: (i) his employment as the CEO and President under which he is entitled to receive a base salary of $200,000 per year; (ii) an annual bonus determined under the Bonus Program; (iii) certain other benefits provided to the other Executive Officers; and (iv) the August 1996 ISO grant detailed in note (4) below. The Calabro Employment Agreement also provides that, should he ever be terminated without cause (including in the event of a change in control of the Company), or if he should elect to terminate his employment as a result of certain events (including his not being retained after a change in control of the Company), or if the Company takes any action that reduces or limits his authority as CEO or reduces his compensation or benefits, then he will receive (x) a minimum of 18 months' of his then-current salary or if greater, his then-current salary for the remaining term of the Agreement, (y) automatic vesting of all unvested options granted under the LTI Plan, and (z) a bonus for the year in which the termination occurs, pro-rated through the last day of the calendar month prior to the date on which the termination occurs, with the value of all such cash compensation payable being calculated and paid in a lump sum within 30 days following the occurrence of any such event of termination. In the event of his disability during the term of the Calabro Employment Agreement, Mr. Calabro will be entitled to receive all compensation and benefits payable thereunder for the remainder of its term. In the event of his death during the term of the Calabro Employment Agreement, Mr. Calabro's estate will be entitled to receive a lump-sum payment of the present value of the amount of all compensation and benefits payable for the remainder of the contract term. The Calabro Employment Agreement also provides that Mr. Calabro will not compete with the Company for a five-year period beginning on August 15, 1996.

(4) In April of 1997, Mr. Calabro was awarded 25,000 ISOs, exercisable over a five-year term, to purchase 25,000 shares of Common Stock at an exercise price of $4.81.

(5) This amount includes the fair market value of a one-time grant of 5,000 shares of Common Stock awarded to Mr. Calabro in 1997, together with a tax "gross up" payment of $11,668 on this amount.

(6) In each of February, May, August and October of 1996, Mr. Calabro was awarded ISOs, exercisable over a five-year term, to purchase 10,000 shares of Common Stock at an exercise price of $2.62 per share, 5,000 shares of Common Stock at an exercise price of $3.56 per share, 25,000 shares of Common Stock at an exercise price of $3.93 per share and 5,000 shares of Common Stock at an exercise price of $5.00 per share, respectively.

(7) This amount represents the Company's payment of $11,711 in reimbursement of moving, relocation expenses and closing costs incurred by Mr. Calabro in relocating from Seattle, Washington area to Elmira, New York, together with a tax "gross-up" payment of $1,257 on this amount.

(8) In August 1993, the Company entered into the Komer Employment Agreement with Mr. Komer providing for his employment as Chairman, CEO and/or President of the Company for a five-year term from August 31, 1993 (the "Initial Period"). It also provides that, at the end of the Initial Period, Mr. Komer has the option to elect to serve as a consultant to the Company for a two-year term ending on August 31, 2000. During the Initial Period, Mr. Komer will receive a minimum annual base salary of $225,000 or such greater amount as the Board shall determine and an annual bonus determined by a formula based upon the Company's annual pre-tax net income, plus various insurance and other benefits provided for in the Komer Employment Agreement. At the end of the Initial Period, Mr. Komer will also receive a lump-sum payment of $400,000 as consideration for the three years that will then remain on the term of the non-competition covenant contained in the Komer Employment Agreement, regardless of whether he elects to serve as a consultant to the Company for the next two years. At the end of the Initial Period, should Mr. Komer elect to serve as a consultant to the Company for two years, his compensation for such services will consist of an annual bonus determined by a formula based upon the Company's annual pre-tax net income, plus various insurance and other benefits provided in the Komer Employment Agreement. In the event that, at any time during the term of the Komer Employment Agreement, Mr. Komer's employment is terminated without "Cause" as defined therein or he resigns for "Good Reason" as defined therein, he shall nevertheless be entitled to receive all compensation and benefits provided thereunder for the remainder of its term, with the value of all cash compensation payable being calculated and paid in a lump sum within 30 days following the occurrence of any such event of termination. In the event of his disability during the term of the Komer Employment Agreement, Mr. Komer will be entitled to receive all compensation and benefits payable thereunder for the remainder of its term. In the event of his death during the term of the Komer Employment Agreement, Mr. Komer's estate will be entitled to receive a lump-sum payment of the present value of the amount of all compensation and benefits payable for the remainder of the contract term. In connection with the August 15, 1996 election of Mr. Calabro as the

    Company's CEO and President, the Board ratified that the Komer Employment Agreement remains in full force and effect with respect to Mr. Komer's continued service as Chairman.

(9) As a consideration to Mr. Komer for financial planning reasons, the Audit, Finance and Compensation Committee ("AFC Committee") of the Board agreed to pay $219,037 to Mr. Komer in December 1997, which amount was estimated to be the bonus he would have been expected to receive for the year. As of the date hereof, Mr. Komer and the AFC Committee are discussing the most appropriate formulaic calculation of such bonus amount. As a result of the continuation of such discussions, the Company has both (i) booked a receivable from Mr. Komer of approximately $150,000 and (ii) booked reserve of $150,000, each measure providing for the uncertainty at this time of the final determination of the bonus amount. At such time as the calculation is determined, the Company will adjust the receivables and reserve accounts accordingly.

(10) In April of 1997, Mr. Komer was awarded ISO's to purchase 74,960 shares of Common Stock at an exercise price of $6.67 per share, exercisable within twelve months. These ISO's replaced an identical amount that expired in 1997.

(11) The amounts shown represent the Company's matching contributions to Mr. Komer's account under the 401(k) Plan in the amount of: $3,167 for 1997; $590 for 1996; and $98 for 1995; plus its profit-sharing contributions to his 401(k) account of $0 for 1997; plus additional group term life insurance premiums paid on Mr. Komer's behalf in the amount of: $6,768 for 1997; $6,768 for 1996; and $4,014 for 1995. The Company also has insurance policies on Mr. Komer's life as to all of which policies Mr. Komer's children are the beneficiaries. These are all split-dollar, whole-life policies whose net cash surrender values will be paid to the Company upon Mr. Komer's death. The value of the premiums paid by the Company for Mr. Komer's benefit with respect to the term life insurance component of these policies was: $7,993 for 1997; $7,688 for 1996; and $6,684 for 1995. These
    amounts are also included in the totals shown above.

(12) In October 1996, Mr. Komer was awarded ISOs to purchase 35,000 shares of Common Stock at an exercise price of $5.00 per share, exercisable over a five-year term.

(13) In April 1994, Mr. Komer was awarded ISOs to purchase 25,000 shares of Common Stock at an exercise price of $5.50 per share, exercisable over a five-year term.

(14) In May 1997, the Company entered into a three-year employment agreement with Mr. Wyckoff providing for his employment as the Company's Chief Operating Officer and Executive Vice President and General Counsel under which he is entitled to receive a base salary of $146,000 per year, plus an annual bonus determined under the Bonus Program, plus other benefits given to the Company's other executives. The Wyckoff Employment Agreement also provides that, should he ever be terminated without cause (including in the event of a change in control of the Company), or if he should elect to terminate his employment as a result of certain events (including his not being retained after a change in control of the Company), or if the Company takes any action that reduces or limits his authority as COO or reduces his compensation or benefits, then he will receive (x) a minimum of 18 months' of his then-current salary or if greater, his then-current salary for the remaining term of the Agreement, (y) automatic vesting of all unvested options granted under the LTI Plan, and (z) a bonus for the year in which the termination occurs, pro-rated through the last day of the calendar month prior to the date on which the termination occurs, with the value of all such cash compensation payable being calculated and paid in a lump sum within 30 days following the occurrence of any such event of termination. In the event of his disability during the term of the Wyckoff Employment Agreement, Mr. Wyckoff will be entitled to receive all compensation and benefits payable thereunder for the remainder of its term. In the event of his death during the term of the Wyckoff Employment Agreement, Mr. Wyckoff's estate will be entitled to receive a lump-sum payment of the present value of the amount of all compensation and benefits payable for the remainder of the contract term. The Wyckoff Employment Agreement also provides that Mr. Wyckoff will not compete with the Company for a five-year period beginning on August 15, 1996.

(15) In April of 1997, Mr. Wyckoff was awarded ISO's to purchase 10,000 shares of Common Stock at an exercise price of $4.81 per share, exercisable over a five year term.

(16) This amount includes the Company's matching contribution to Mr. Wyckoff's account under the 401(k) Plan of $651.

(17) In each of May and October 1996, Mr. Wyckoff was awarded ISOs, exercisable over a five-year term, to purchase 4,000 shares of Common Stock at an exercise price of $3.56 per share and 4,000 shares of Common Stock at an exercise price of $5.00 per share, respectively.

(18) Of this total, $39,200 represents the fair market value of a one-time grant of 10,000 shares of Common Stock that was awarded to Mr. Wyckoff in August 1995 in connection with his hiring by the Company and earned by him in August 1996; and $64,285 represents the reimbursement of moving, relocation expenses and closing costs incurred by Mr. Wyckoff in relocating from the New York City area to Elmira, New York, together with a tax "gross-up" payment of $36,164 on this amount.

(19) In August 1995, Mr. Wyckoff was awarded ISOs to purchase 10,000 shares of Common Stock at an exercise price of $3.12 per share, exercisable over a five-year term.

(20) This amount represents the payment of $39,054 in reimbursement of moving, relocation expenses and closing costs incurred by Mr. Wyckoff in relocating from the New York City area to Elmira, New York, together with a tax "gross-up" payment of $16,753 on this amount.

(21) Mr. McDonough and the Executive Officers other than Messrs. Calabro and Wyckoff, each have a letter agreement with the Company providing that, if they are ever terminated without cause through November 1998, they will receive: (i) 12 months' worth of their then-current salary, (ii) automatic vesting of all unvested options granted under the Company's LTI Plan, and
    (iii) any bonus accrued at the time at which the termination occurs, with the value of all such cash compensation to be paid in a lump sum within 30 days following the occurrence of any such event of termination.

(22) In April of 1997, Mr. McDonough was awarded ISO's to purchase 5,000 shares of Common Stock at an exercise price of $4.81 per share, exercisable over a a five year term.

(23) The amounts shown represent the Company's matching contributions to Mr. McDonough's account under the 401(k) Plan in the amount of: $1,141 for 1997; $907 for 1996; and $761 for 1995; plus its profit-sharing contribution to his 401(k) account of $0 for 1997 and $4,597 for 1996..

(24) In each of May and October 1996, Mr. McDonough was awarded ISOs, exercisable over a five-year term, to purchase 4,000 shares of Common Stock at an exercise price of $3.56 per share and 4,000 shares of Common Stock at an exercise price of $5.00 per share, respectively.

(25) In April of 1997, Mr. Ingram was awarded ISO's to purchase 5,000 shares of Common Stock at an exercise price of $4.81 per share, exercisable over a five year term.

(26) The amounts shown represent the Company's matching contributions to Mr. Ingrams's account under the 401(k) Plan in the amount of: $1,693 for 1997; $0 for 1996; and $0 for 1995; plus its profit-sharing contribution to his 401(k) account of $0 for 1997.

(27) In each of May and October 1996, Mr. Ingram was awarded ISOs, exercisable over a five year term, to purchase 2,000 and 4,000 shares of Common Stock at an exercise price of $3.56 and $5.00, respectively.

(28) In April of 1997, Ms. Crane-Alderman was awarded ISO's to purchase 5,000 shares of Common Stock at an exercise price of $4.81 per share, exercisable over a five year term.

(29) The amounts shown represent the Company's matching contributions to Ms. Crane-Alderman's account under the 401(k) Plan in the amount of: $0 for 1997; $456 for 1996; and $402 for 1995; plus its profit-sharing contribution to her 401(k) account of $0 for 1997 and $3,574 for 1996..

(30) In each of May and October 1996, Ms. Crane-Alderman was awarded ISOs, exersisable over a five-year term, to purchase 3,000 and 4,000 shares of Common Stock at an exercise price of $3.56 and $5.00, respectively.

COMPENSATION OF DIRECTORS

    The Company has an Outside Directors' Compensation Plan (the "Director Plan") which enables all outside Directors to elect to take payment of their annual retainer fees in shares of Common Stock, in compliance with relevant SEC rules. Under the Director Plan, outside Directors are paid the following schedule of fees: an annual retainer of $5,000; an additional annual retainer of $7,500 to the Chairman of each Board committee; a fee of $800 for each Board meeting attended; and a fee of $400 per committee meeting attended. The per-meeting fees are payable only in cash. The annual retainer fees are earned for a full year of service and are reduced in proportion to the number of Board or committee meetings from which an outside Director is absent out of the total number of such meetings held during that year. Each year on the date of the Board's annual meeting, the outside Directors may elect to receive all or a portion of their annual retainer fees accrued and payable for the past year of service in shares of Common Stock. The number of shares payable is then determined by dividing the amount of such fees to be paid in stock by the closing price for a share of Common Stock on that date.

    The Company also provides between $30,000 and $50,000 in face amount of term life insurance to each of its Directors, for which the Company pays an annual premium of between $403 and $672 per Director. Directors are also compensated at the rate of $350 per day for each day otherwise spent in this capacity on Company business.

                         COMPENSATION PURSUANT TO PLANS
         COMPENSATION PURSUANT TO THE EMPLOYEE LONG-TERM INCENTIVE PLAN

    The LTI Plan provides long-term incentives to key employees as determined by the AFC Committee. Under the Plan, key employees can be awarded stock incentive rights ("SIRs") and ISOs.

    The LTI Plan is administered by the AFC Committee, whose duties include selecting the employees who will receive grants and determining the amounts and types (i.e., ISOs, SIRs or a combination thereof) of grants awarded. In making its selections and determinations, the AFC Committee has substantial flexibility and makes its judgments based largely on the functions and responsibilities of the particular employee, the employee's past and potential contributions to the Company's profitability and growth, and the value of the employee's services to the Company. The AFC Committee also interprets and implements the Plan and the grants made thereunder. The members of the AFC Committee are all outside Directors and outside Directors are not eligible to receive grants under the LTI Plan.

    The ISOs granted under the LTI Plan represent rights to purchase shares of Common Stock within a fixed period of time and at a cash price per share ("exercise price") specified by the AFC Committee on the date of grant. The exercise price cannot be less than the fair market value of a share of Common Stock on the date of grant. Options are exercisable during the period fixed by the AFC Committee, except that no option may be exercised more than ten years from the date of grant.

    SIRs are rights to receive shares of Common Stock without any cash payment to the Company, conditioned only on continued employment with the Company throughout a specified four-year period. When awarding SIRs, the Committee has the discretion to establish a full four-year ("100%") incentive period or a staggered 25% per year four-year incentive period with regard to the earnout of an SIR. If the Committee awarded an SIR with a 100% four-year incentive period requirement, the recipient would have to remain employed by the Company for four years before receiving the shares subject to the SIR award; earlier termination of employment, except in the event of death, permanent disability or normal retirement, would result in the automatic cancellation of the SIR. If the Committee awarded an SIR with a staggered 25% per year four-year incentive period, the recipient would be entitled to receive 25% of the total number of shares subject to the SIR grant at the end of each year of the four year incentive period, so long as the recipient was still employed by the Company at the end of each such year, with exceptions made in the event of death, permanent disability or normal retirement. Should a recipient die, become permanently disabled or retire during an SIR incentive period, he/she or his/her estate, as the case may be, would receive a pro-rated number of the shares underlying the SIR award based upon the ratio that the number of months since the SIR had been granted bore to the full four-year incentive period, less any shares already issued in the case of a 25% per year four-year incentive period.

    During an SIR incentive period, should the Company declare any cash dividends on its Common Stock, the holder of an SIR would be entitled to receive from the Company cash "dividend equivalent" payments equal to any such cash dividends that the holder would have received had he/she owned the shares of Common Stock underlying the SIR. However, the holder of an SIR would not have any other rights with respect to the shares underlying an SIR award, e.g., the right to vote or pledge such shares, until such shares are actually issued to the holder.

    An employee can be awarded both SIRs and ISOs in any combinations that the AFC Committee may determine. In such an event, an exercise of an ISO would not in any way affect or cancel any SIRs an employee may have received.

    Subject to the provisions of the Plan, the individuals to whom grants of ISOs and/or SIRs are awarded, the number of shares covered by each award, the incentive period applicable to each SIR award, the times when options may be exercised, the term and other provisions of each option are fixed by the AFC Committee. No ISO may be granted to a person who owns at the time of grant or would own after full exercise of all options and rights to acquire the Company's shares, more than 10% of the total combined voting power of the Common Stock, unless at the time of grant, the ISO price is at least 110% of the fair market value of the shares subject to the ISO and the ISO is not exercisable after the expiration of five years from the date of grant.

    The following table shows information concerning the stock options granted under the LTI Plan during 1997 to the Named Executives. To date, the AFC Committee has not awarded any SIRs under the Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                    ----------------------------------------------------    POTENTIAL REALIZABLE VALUE
                                                     % OF                                   AT ASSUMED ANNUAL RATES OF
                                     NUMBER OF       TOTAL                                             STOCK
                                    SECURITIES      OPTIONS                                     PRICE APPRECIATION
                                    UNDERLYING    GRANTED TO                                    FOR OPTION TERM (1)
                                      OPTIONS      EMPLOYEES     EXERCISE                 -------------------------------
                                      GRANTED      IN FISCAL       PRICE     EXPIRATION      0%         5%         10%
NAME                                     #           YEAR        ($/SHARE)      DATE         ($)        ($)        ($)
----------------------------------  -----------  -------------  -----------  -----------  ---------  ---------  ---------
Joseph A. Calabro.................      25,000(2)        18.2%        4.81      4/30/07      15,750    101,280    232,499
Stuart Komer......................      74,960(3)        54.5%        6.67      4/30/98      -0-           N/A        N/A
Thomas C. Wyckoff.................      10,000(2)         7.3%        4.81      4/30/07       6,300     40,512     93,000
Robert T. McDonough...............       5,000(2)         3.6%        4.81      4/30/07       3,150     20,256     46,500
William F. Ingram.................       5,000(2)         3.6%        4.81      4/30/07       3,150     20,256     46,500
Michelle Crane-Alderman...........       5,000(2)         3.6%        4.81      4/30/07       3,150     20,256     46,500

------------------------

(1) These calculations show the potential gain that would be realized if the ISOs shown were not exercised until the end of their full term, assuming the compound annual rate of appreciation of the stock price indicated (0%, 5%, and 10%) over the term of the ISOs shown, net of the exercise prices paid.

(2) These ISOs were granted on April 30, 1997, for a term of ten years, 20% of which first became exercisable on April 30, 1997 and an additional 20% of which become exercisable on the first, second, third and fourth anniversaries of the grant date.

(3) These ISOs were granted on April 30, 1997 for a one year term to replace an identical number of ISOs with the same exercise price that expired in 1997.

    During 1997, none of the Named Executives exercised any options under the LTI Plan. The following table reflects information concerning the number and value of all unexercised options held by each of the Named Executives at year end 1997 under the LTI Plan:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING            VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                                                AT FISCAL YEAR-END(#)     AT FISCAL YEAR-END($)
NAME                                                           EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE(1)
-------------------------------------------------------------  -----------------------  --------------------------

Joseph A. Calabro............................................        23,000/47,000            26,925/44,325

Stuart Komer.................................................       133,960/26,000             1,750/2,625

Thomas C. Wyckoff............................................        11,200/16,800            15,364/14,596

Robert T. McDonough..........................................         9,600/9,400              3,319/5,391

William F. Ingram............................................         3,400/7,600              1,767/3,438

Michelle Crane-Alderman......................................         7,400/8,600              2,593/4,427

------------------------

(1) For each Named Executive, these values are calculated by subtracting the per share option exercise price for each tranche of options held on December 31, 1997, from the closing price of the Company's Common Stock on that date ($5.13), then multiplying that figure by the number of options in that tranche, then aggregating the resulting subtotals.

    As of December 31, 1997, 750,620 options were available for grants under the Plan. As of that date, there were 412,910 options outstanding, with a weighted average exercise price of $5.71 per share. The expiration dates of these option grants ranged from February 17, 1998 through October 27, 2001.

PROFIT SHARING 401(K) PLAN

    The Company has a Profit Sharing 401(k) Plan, in which employees who are 21 years of age or older and who work at least 1,000 hours during one year of continuous service are eligible to participate. All contributions to an electing employee's account are made in accordance with the regulations set forth under
Section 401 of the Internal Revenue Code of 1986, as amended. The Company's matching contribution is vested at the end of the year in which it was received by the employee and profit-sharing contributions, as described below, are forfeitable until a participating employee has three years of employment with the Company with a minimum of 1,000 hours of service in each of those years. Under the Plan, participating employees can elect to contribute, on a tax-deferred basis, up to 15% of their annual compensation, subject to a ceiling of $9,500 for 1997. The Company makes a matching contribution of 50% of each employee's contributions to the 401(k) Plan, up to the first 4% of the employee's compensation deferred each year. Also under the 401(k) Plan, the Company may make annual, discretionary profit-sharing contributions to the accounts of participating employees based upon the Company's profitability for the year. These contributions, when made, are calculated under a formula which is based upon the percentage that an eligible employee's compensation for the fiscal year bears to the total compensation of all employees participating in the 401(k) Plan, after taking into account the Company's contribution to Social Security.

DEFERRED COMPENSATION PLAN

    In October 1996, the Board instituted a Nonqualified Deferred Compensation Plan, pursuant to which Executive Officers permitted to participate in this Plan by the Board or the CEO can elect to defer payment of all or a portion of their compensation to a future date, all in accordance with the terms of this Plan, and by such deferral, likewise defer the payment of income taxes on such amounts. There are no Executive Officers currently participating in this Plan. Any amounts deferred by any Executive Officer under this Plan would be included for the years shown as earned in the Summary Compensation Table above. Interest on amounts deferred is accrued annually and is based on the prime rate as in effect from time to time.

    Stuart Komer is the only participant in the Company's 1987 Deferred Compensation Plan, whereby he can elect to defer payment of all or a portion of his compensation to a future date, all in accordance with the terms of such Plan, and by such deferral, likewise defer the payment of income taxes on such amounts. All amounts deferred by Mr. Komer under this Plan are included for the years shown in the Summary Compensation Table above. Interest on amounts deferred under this Plan is accrued monthly and is calculated at the prime rate as in effect from time to time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of January 21, 1998, by (1) each beneficial owner of more than 5% of the outstanding Common Stock of the Company,
(2) each Director of the Company, (3) the Executive Officers of the Company, and
(4) all Directors and Executive Officers of the Company as a group. The Company believes that each of the following persons has sole investment and voting power in respect of his/her/its shares owned except as otherwise noted.

                                                               NUMBER OF SHARES    PERCENTAGE OWNERSHIP
NAME                                                            OF COMMON STOCK     OF COMMON STOCK(1)
-------------------------------------------------------------  -----------------  -----------------------

American Greetings Corporation...............................         2,250,000(2)             38.5%
  One American Road
  Cleveland, OH 44144

Stuart Komer.................................................           469,746(3)              8.0%
  One Komer Center
  Elmira, NY 14902

Joseph A. Calabro............................................            35,000(4)            *

Norman S. Edelcup............................................             8,000              *

Lyndon E. Goodridge..........................................             7,000              *

Irving I. Stone..............................................             1,500( ,6)            *

Morry Weiss..................................................             3,364(6)            *

Thomas C. Wyckoff............................................            40,540(7)            *

Robert T. McDonough..........................................            10,650(8)            *

William F. Ingram............................................             5,900(9)            *

Michelle Crane-Alderman......................................             9,600(10)            *

All Directors and Executive Officers of the Company as a
  group (10 persons).........................................           591,300(           ,9)             10.1%

------------------------

*   Indicates less than 1% of the Company's issued and outstanding shares.

(1) Percentages have been calculated assuming, in the case of each person, the exercise of all options that are currently or will become exercisable within the next 60 days by each such person, but not the exercise of any options owned by any other person listed. The calculation of percentage ownership for all Directors and Executive Officers as a group assumes the exercise of all options that are currently or will become exercisable within the next 60 days by each such person.

(2) For a description of certain arrangements between the Company and AGC, see
    Item 13. Certain Relationships and Related Transactions.

(3) Includes options to purchase 138,960 shares that are currently or will become exercisable by Mr. Komer within the next 60 days and 4,000 shares owned by Mr. Komer's wife.

(4) Includes options to purchase 31,000 shares that are currently or will become exercisable by Mr. Calabro within the next 60 days.

(5) These shares are held in the Judith Stone Weiss Trust for the benefit of Mr. Stone, who has sole voting and investment power with respect to these shares.

(6) Does not include the 2,250,000 shares of Common Stock owned by AGC.

(7) Includes options to purchase 14,000 shares that are currently or will become exercisable by Mr. Wyckoff within the next 60 days and 640 shares owned by Mr. Wyckoff's wife.

(8) Includes options to purchase 12,000 shares that are currently or will become exercisable by Mr. McDonough within the next 60 days.

(9) Includes options to purchase 3,400 shares that are currently or will become exerciseable by Mr. Ingram wihtin the next 60 days.

(10) Includes options to purchase 7,400 shares that are currently or will become exerciseable by Ms. Crane-Alderman within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On December 21, 1997, the Company entered into the Asset Purchase Agreement with ADI whereby the Company will sell certain assets of the P&C Businesses to ADI for $9 million in cash and the assumption of certain liabilities relating to the P&C Businesses. ADI was formed by Thomas C. Wyckoff, Chief Operating Officer of the Company, for the sole purpose of effecting the Asset Sale to ADI. In addition, at the election of ADI, up to $250,000 of the purchase price for the P&C Businesses may be satisfied by delivery to the Company of a junior subordinate promissory note. Further, on October 15, 1997 and November 7, 1997, the Company advanced $50,000, or a total of $100,000, to ADI for the payment of expenses other than legal and accounting fees, which advance was evidenced by two promissory notes, each with an interest rate of 6%, from ADI to the Company.

    Pursuant to a standstill agreement (the "Original Standstill Agreement"), AGC purchased 2,250,000 shares (as adjusted for a stock split) of the Company's Common Stock (the "AGC Shares"), for an aggregate net purchase price of $6,450,000. AGC acquired its interest in the Company primarily as an investment. However, in addition, the Company has agreed to promote certain of AGC's greeting card products through its catalogs and AGC may promote certain of the Company's personalized products through AGC's retail outlets.

    On June 16, 1992, the Company and AGC amended the Original Standstill Agreement (the "Amended Standstill Agreement") governing the control over the AGC Shares.

    The Amended Standstill Agreement superseded and terminated in their entirety both the Original Standstill Agreement, which was among the Company, AGC and Mr. Komer, and the Voting Trust Agreement of the same date and among the same parties, under which the AGC Shares had been held until that date.

    Under the Amended Standstill Agreement, AGC is generally prohibited from purchasing any additional shares of Common Stock and has agreed to vote the AGC Shares only in accordance with the recommendations made to the Company's Stockholders by the Board. AGC retains the right to nominate a maximum of two Directors to the Board, so long as it owns more than 20% of the outstanding shares of Common Stock. It can nominate only one Director if its percentage ownership drops to between 10% and 20% of the outstanding shares of Common Stock and loses these nomination rights entirely if its percentage ownership drops below 10%. AGC also has certain anti-dilution rights to enable it to maintain its present proportionate ownership of approximately 36% of the outstanding shares of Common Stock.

    Additionally, during the term of the Amended Standstill Agreement AGC is permitted to sell any of the AGC Shares only to the public, either in a registered offering or under Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), subject, however, to the Company's prior right of first refusal to purchase any or all of such shares at their then-current market price. AGC also has certain "demand" and "piggyback" registration rights to enable it to have the AGC Shares registered for public sale. Under the Amended Standstill Agreement, AGC can acquire the balance of the outstanding shares of Common Stock or the Company's assets only in a transaction approved by the Board (excluding any Directors nominated by AGC).

    Unless earlier terminated, the Amended Standstill Agreement will expire on December 31, 2000. However, it can be terminated at any time by AGC upon 90 days notice to the Company. As of April 30, 1996, the Company could have terminated the Amended Standstill Agreement at any time upon giving one year's notice to AGC and under certain other circumstances. The Amended Standstill Agreement also can be terminated by either party upon notice given within 90 days following any termination of a Marketing Agreement (defined below), and automatically terminates at such time as AGC's holdings constitute less than 5% of the outstanding shares of Common Stock. Within 60 days prior to the effective date of any termination of the Amended Standstill Agreement, however, the Company has the right to purchase all or any part of the AGC Shares at their then-current market price, and/or to require AGC to sell all or part of the AGC Shares in a registered public offering.

    Mr. Komer is not a party to the Amended Standstill Agreement. However, in a letter to AGC dated June 16, 1992, he has agreed that, during the term of the Amended Standstill Agreement, any sales of his Company shareholdings will only be made through an underwritten public offering or under Rule 144.

    Simultaneously with the signing of the Amended Standstill Agreement, the Company and AGC also executed a direct mail agreement (the "Marketing Agreement") that gives the Company exclusive rights to market and sell by mail certain paper products based on AGC's designs through the Company's catalogs, order fulfillment and other direct mail marketing programs. This Agreement likewise expires on December 31, 2000, unless earlier terminated upon nine months advance notice given by either party.

    At the Effective Time of the Merger, the foregoing arrangements shall terminate except that ADI will continue to license certain intellectual property from AGC.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

Balance sheets as of December 31, 1997 and 1996........................................         18
Statements of Operations for each of the three years ended December 31, 1997, 1996 and
  1995.................................................................................         19
Statement of Changes in Stockholders' Equity...........................................         20
Statements of Cash Flows for each of the three years ended December 31, 1997, 1996 and
  1995.................................................................................         21
Notes to Financial Statements..........................................................         22

LIST OF EXHIBITS

    The following constitutes the list of exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K:

  EXHIBIT
  NUMBER                         DESCRIPTION                                           LOCATION
-----------  ---------------------------------------------------  ---------------------------------------------------
       2-1   Amended Standstill Agreement dated as of June 1,     Incorporated by reference to Exhibit 2-1 to the
             1992, between American Greetings Corporation         Company's Report on Form 8-K filed on July 2, 1992.
             ("American") and Artistic.

       2-2   Agreement and Plan of Merger, dated December 21,     Filed herewith.
             1997, between Artistic, MDC Communications
             Corporation and AGI Acquisition Co.

       3-1   Certificate of Incorporation of the Company, a       Incorporated by reference to Exhibit 3-1 to the
             Delaware corporation.                                Company's Form 10-K for the year ended December 31,
                                                                  1987.

       3-2   Bylaws of the Company, as amended.                   Incorporated by reference to Exhibit 3-2 to the
                                                                  Company's Report on Form 10-K for the year ended
                                                                  December 31, 1996.

      10-1*  Company's Employee Long-Term Incentive Plan, as      Incorporated by reference to Exhibit 10-1 to the
             amended.                                             Company's Form 10-K for the year ended December 31,
                                                                  1993 ("1993 10-K").

      10-2*  Employment Agreement between the Company and Stuart  Incorporated by reference to Exhibit 10-2 to the
             Komer (the "Komer Agreement").                       1993 10-K.

      10-3*  Amendment to the Komer Agreement.                    Incorporated by reference to Exhibit 10-3 to the
                                                                  Company's Form 10-K for the year ended December 31,
                                                                  1996.

      10-4*  Employment Agreement between the Company and Joseph  Incorporated by reference to Exhibit 10 to the
             A. Calabro.                                          Company's Form 10-Q for the quarter ended September
                                                                  30, 1996.

      10-6*  Employment Agreement between the Company and Thomas  Incorporated by reference to Exhibit 10-6 to the
             C. Wyckoff.                                          Company's Report on Form 10-K for the year ended
                                                                  December 31, 1996.

  EXHIBIT
  NUMBER                         DESCRIPTION                                           LOCATION
-----------  ---------------------------------------------------  ---------------------------------------------------
      10-7*  Form of Deferred Compensation Plan between the       Incorporated by reference to Exhibit 10-9 to the
             Company and Stuart Komer.                            Company's 10-K for the year ended December 31,
                                                                  1986.

      10-8*  Form of Nonqualified Deferred Compensation Plan      Incorporated by reference to Exhibit 10-8 to the
             between the Company and Certain Highly Compensated   Company's Report on Form 10-K for the year ended
             Employees of the Company.                            December 31, 1996.

     10-10   Revolving Loan Agreement (the "Revolver") dated      Incorporated by reference to Exhibit 10-5 of the
             March 8, 1996, between the Company and Marine        Company's Report on Form 10-K for the year ended
             Midland Bank, N.A. ("Marine").                       December 31, 1995 ("1995-10-K").

     10-11   Amendment and Modification Agreement of the          Incorporated by reference to Exhibit 10-15 of the
             Revolver between the Company and Marine, dated as    1995 10-K.
             of March 8, 1996.

     10-12   Amendment No. 2 to the Revolver, dated as of         Incorporated by reference to Exhibit 10-12 to the
             November 14, 1996.                                   Company's Report on Form 10-K for the year ended
                                                                  December 31, 1996.

     10-13   Amendment No. 3 to the Revolver, dated as of         Incorporated by reference to Exhibit 10-13 to the
             December 31, 1996.                                   Company's Report on Form 10-K for the year ended
                                                                  December 31, 1996.

     10-14*  Outside Directors Compensation Plan.                 Incorporated by reference to Exhibit 10-14 to the
                                                                  Company's Report on Form 10-K for the year ended
                                                                  December 31, 1992.

     10-15   Security Agreement dated March 8, 1996, between the  Incorporated by reference to Exhibit 10-7 of the
             Company and Marine.                                  1995 10-K.

     10-16   Lease dated March 31, 1993 between the Company and   Incorporated by reference to Exhibit 10-8 to the
             Stuart Komer leasing premises located at 406         1995 10-K.
             Academy Place, Elmira, NY, as amended.

     10-17   Sale and Development Agreement dated April 26, 1991  Incorporated by reference to Exhibit 10-16 of the
             between the Company and the City of Elmira, NY.      Company's Report on Form 10-K for the year ended
                                                                  December 31, 1991.

     10-18   Loan Agreement and Direct Mortgage dated November    Incorporated by reference to Exhibit 10-14 of the
             6, 1995 between the Company and New York State       1995 10-K.
             Urban Development Corporation.

     10-19   Advertising Agreement between Valassis and the       Incorporated by reference to Exhibit 10-17 of the
             Company dated May 30, 1995 (the "Advertising         1995 10-K.
             Agreement").

     10-20   Amendment to the Advertising Agreement dated June    Incorporated by reference to Exhibit 10-20 to the
             28, 1996.                                            Company's Report on Form 10-K for the year ended
                                                                  December 31, 1996.

  EXHIBIT
  NUMBER                         DESCRIPTION                                           LOCATION
-----------  ---------------------------------------------------  ---------------------------------------------------
     10-21   Master Agreement between Artistic and Harland,       Incorporated by reference to Exhibit 10-1 of the
             dated August 29, 1996.                               Company's Report on Form 8-K filed on September 20,
                                                                  1996.

     10-22   Fulfillment Agreement between Artistic and Harland,  Incorporated by reference to Exhibit 10-2 of the
             dated August 29, 1996.                               Company's Report on Form 8-K filed on September 20,
                                                                  1996.

     10-23   Agreement for Purchase of Equipment between          Incorporated by reference to Exhibit 10-3 of the
             Artistic and Harland, dated August 29, 1996.         Company's Report on Form 8-K filed on September 20,
                                                                  1996.

     10-24   Asset Purchase Agreement, dated December 21, 1997,   Incorporated by reference to Exhibit 10-24 of the
             between Artistic and Artistic Direct Incorporated.   Company's Report on Form 8-K filed on December 30,
                                                                  1997.

        11   Statement re: computation of per share earnings.     See Note 1 to the Notes to the Consolidated
                                                                  Financial Statements Incorporated by reference in
                                                                  Item 8 hereof.

        23   Consent of Arthur Andersen LLP, Certified Public     Filed herewith.
             Accountants, re: Incorporation by Reference.

        27   Financial Data Schedule.                             Filed only with EDGAR filing, per Regulation S-K,
                                                                  Rule 601 (c)(1)(v).

------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14 (c) of this Report.

REPORTS ON FORM 8-K.

    On December 21, 1997, the Company filed a report on Form 8-K to report, under the heading of Item 2, Acquisition or Disposition of Assets, that it entered into an agreement and plan of merger (the "Merger Agreement") with MDC Communications Corporation, a Canadian company ("MDC"), for the merger of a wholly-owned subsidiary of MDC with and into Artistic (the "Merger") for cash consideration of $5.70 for each of the approximately 5.8 million Artistic shares of common stock outstanding, for total proceeds to the stockholders of Artistic of approximately $33 million.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 1998

                                     ARTISTIC GREETINGS INCORPORATED

                                By:  /s/ DAVID A. PREUCIL
                                     -----------------------------------------
                                     Name: David A. Preucil
                                     Title: VICE PRESIDENT FINANCE AND CHIEF
                                          FINANCIAL OFFICER (PRINCIPAL
                                          FINANCIAL & ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, on behalf of the Company, in the capacities and as of the dates indicated.

  By:  /s/ JOSEPH A. CALABRO                                                  Date: April 1, 1998
       ----------------------
       Name: Joseph A. Calabro
       Title: Chief Executive Officer, President and a Director

  By:  /s/ NORMAN S. EDELCUP                                                  Date: April 1, 1998
       -----------------------
       Name: Norman S. Edelcup
       Title: Director

  By   /s/ LYNDON E. GOODRIDGE                                                Date: April 1, 1998
       ------------------------
       Name: Lyndon E. Goodridge
       Title: Director

  By:  /s/ STUART KOMER                                                       Date: April 1, 1998
       -----------------
       Name: Stuart Komer
       Title: Chairman and a Director

  By:  /s/ DAVID A. PREUCIL                                                   Date: April 1, 1998
       --------------------
       Name: David A. Preucil
       Title: Vice President Finance and Chief Financial Officer
       (Principal Financial & Accounting Officer)

  By:  /s/ IRVING I. STONE                                                    Date: April 1, 1998
       ------------------
       Name: Irving I. Stone
       Title: Director

  By:  /s/ MORRY WEISS                                                        Date: April 1, 1998
       ----------------
       Name: Morry Weiss
       Title: Director

  By:  /s/ THOMAS C. WYCKOFF                                                  Date: April 1, 1998
       -----------------------
       Name: Thomas C. Wyckoff
       Title: Chief Operating Officer & Executive Vice President