Form 10-K405/A
period 1997-12-31
ARTISTIC GREETINGS INC
filed 1998-04-03
CIK 7610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

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

    This report on Form 10-K/A constitutes Amendment No. 1 to the registrant's Form 10-K for the year ended December 31, 1997. The item hereby amended is as follows:

        --  Item 8 is deleted in its entirety and replaced with the following.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

NOTE 17 GOING CONCERN MATTERS

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17 GOING CONCERN MATTERS (CONTINUED) in the financial statements for the year ended December 31, 1997, the Company incurred a net loss of $1,064 and has classified its Revolver as current for the year ended December 31, 1997. These factors among others may indicate that the Company may be unable to continue as a going concern.

    The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

    As described in Note 8, the Company was not in compliance with certain of the financial covenants under its Revolver as of December 31, 1997. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms of its Revolver agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

    In light of the Company's projected earnings and cash flows, management believes the Company has sufficient financial resources to maintain its current level of operations. However, based on projected earnings, the Company may violate the minimum tangible net worth covenant for the first quarter of 1998. There can be no assurance that the lender will provide a waiver for any future covenant violations nor that the company will be able to obtain other financing. Accordingly, the Company has classified the Revolver as a current liability.

    As described in Note 16, the Company has entered into an agreement and plan of merger with MDC pursuant to which the Company will become a wholly-owned subsidiary of MDC and the Revolver referred to above will be assumed by MDC. It is a condition of the merger that the Company have completed the sale of certain assets and the assumption of certain liabilities relating to the P&C Businesses of the Company to ADI. ADI has obtained a commitment from a financial institution to finance the acquisition of the P&C Businesses.

    Further, should the plan of merger and asset purchase not occur, the Company believes that it would be able to obtain other financing to replace the Revolver. However, there can be no assurances that the Company will be successful in obtaining such financing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 1998

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

  By:  /s/ JOSEPH A. CALABRO                                                  Date: April 3, 1998
       ----------------------
       Name: Joseph A. Calabro
       Title: Chief Executive Officer, President and a Director

  By:  /s/ NORMAN S. EDELCUP                                                  Date: April 3, 1998
       -----------------------
       Name: Norman S. Edelcup
       Title: Director

  By   /s/ LYNDON E. GOODRIDGE                                                Date: April 3, 1998
       ------------------------
       Name: Lyndon E. Goodridge
       Title: Director

  By:  /s/ STUART KOMER                                                       Date: April 3, 1998
       -----------------
       Name: Stuart Komer
       Title: Chairman and a Director

  By:  /s/ DAVID A. PREUCIL                                                   Date: April 3, 1998
       --------------------
       Name: David A. Preucil
       Title: Vice President Finance and Chief Financial Officer
       (Principal Financial & Accounting Officer)

  By:  /s/ IRVING I. STONE                                                    Date: April 3, 1998
       ------------------
       Name: Irving I. Stone
       Title: Director

  By:  /s/ MORRY WEISS                                                        Date: April 3, 1998
       ----------------
       Name: Morry Weiss
       Title: Director

  By:  /s/ THOMAS C. WYCKOFF                                                  Date: April 3, 1998
       -----------------------
       Name: Thomas C. Wyckoff
       Title: Chief Operating Officer & Executive Vice President