Form 10-K405/A
period 1997-12-31
ARTISTIC GREETINGS INC
filed 1998-04-16
CIK 7610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A2
                       SECURITIES AND EXCHANGE COMMISSION

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

    This report on Form 10-K/A2 constitutes Amendment No. 2 to the registrant's Form 10-K for the year ended December 31, 1997 and restates the registrant's Form 10K, as amended by Form 10K/A in its entirety.

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

MARKETING AND PROMOTION

    The Company's advertising efforts for its Checks and Personalized Products are focused primarily on Mass Media. An exclusive agreement with Valassis Communications, Inc. ("Valassis") provides the Company with a right of first refusal to participate in Valassis FSI media publications distributed through Sunday newspapers in 55 million homes across the country at least 48 weeks each year (the "Advertising Agreement"). The Company considers this exclusive access to its customers crucial to geographically and demographically targeting, and profitably managing, its customer solicitation efforts. In particular, the Advertising Agreement enables the Company to target its advertising and measure response from customers in regions which have historically produced the highest response rates for specific products, as well as determine which regions are less suitable for the Company's solicitation efforts.

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

    BUSINESS CHECKS. The Company began a campaign in 1997 for the sale of three-to-a page business and desk checks ("Desk Checks") in its mass media advertising vehicles. The Company believes that the sale of Desk Checks represent 8% of the total check market and that such percentage will continue to grow as consumers recognize Desk Checks as a convenient and efficient alternative to the traditional pocket check.

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

PI PROGRAMS

    The Company's PI Program is an important element in the continuing development of its ability to access, service and solicit orders from its established customer base of over 7 million buyers. The PERSONAL TOUCH CATALOG-Registered Trademark- and other Artistic advertising material is inserted in each package that is shipped to the Company's customers and provides an inexpensive means of targeted solicitation to proven Artistic buyers that results in favorable response rates. As the Company's customer base continues to grow through general sales activity, the PI Program becomes a more powerful marketing asset of the Company. The Company also derives revenue from the marketing of the space in its outgoing packages to other direct-mail participants for their advertising to "ridealong" with the Company's shipments.

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

RISK FACTORS.

    RECENT LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Although the Company has for many years experienced year-to-year revenue growth, it has incurred net losses of $9.9 million and $.4 million in 1995 and 1994, respectively as well as a net loss in 1997 of $1.1 million. There can be no assurance that the Company will achieve profitability in the future.

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

    CONTROL BY PRESENT STOCKHOLDERS. In the aggregate, Stuart Komer and American Greetings Corporation ("AGC") control approximately 45% of the Company's issued and outstanding Common Stock. Accordingly, to the extent these stockholders act together in the voting of their shares, they will have the ability to determine the outcome of most matters put before the Company's stockholders.

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

    GOING CONCERN MATTERS. As described in note 17 of the accompanying Notes to the Financial Statements, the Company incurred a net loss of $1,064 for the year ended December 31, 1997. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Revolver, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability. In light of the Company's projected earnings and cash flow, management believes the Company has sufficient financial resources to maintain its current level of operations. However, cash generated from operations alone may not be sufficient to repay the Revolver in the event of future covenant violations, which would give the lender the right to call the obligation. There can be no assurance that the Company will not have covenant violations in future periods. In addition, based on the projected earnings, it is substantially likely that the Company will be in technical violation of the minimum tangible net worth covenant for the first quarter of 1998. There can be no assurance that the lender will not call the Revolver or if such obligation is called, that the Company will be in a financial position to repay such obligations in such event.

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

    Artistic's corporate headquarters is located at The Komer Center, 146 West Water Street, Elmira, New York, approximately 240 miles northwest of New York City. All of the Company's facilities are in good condition and have been regularly maintained. The table below summarizes the Company's locations:

FACILITY                                       OWNERSHIP     SQ. FT.                   USE
-------------------------------------------  -------------  ---------  ------------------------------------

Artistic Plaza.............................        Owned      142,000  Manufacturing
The Komer Center...........................        Owned       49,000  Corporate Headquarters
110-112 North Main.........................        Owned       21,000  Retail Store/Human Resources
401-409 William............................        Owned       30,000  Vacant
308 William................................        Owned       28,000  Leased to Third Party
1576 Lake Street...........................        Owned      7 acres  Vacant Land (Adjacent to Plaza)
Binghamton.................................       Leased        3,500  Data Entry/Retail Store

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS.

    The following represents the range of quarterly high and low sales prices for the Company's common stock for 1997 and 1996 as provided by the NASDAQ.

                       1997                  1996
               --------------------  --------------------
   QUARTER       HIGH        LOW       HIGH        LOW
-------------  ---------  ---------  ---------     ---
          1    5          4 1/4      3          2 3/8
          2    5 3/16     3 1/4      4 1/16     2 3/4
          3    4 7/16     3 3/8      5 7/8      3 3/8
          4    5 3/8      4 7/16     5 15/16    4 1/4

    On March 2, 1998, the closing price on the Company's common stock was $5.44 per share, as quoted by NASDAQ-NMS and published in The Wall Street Journal.

    The number of holders of record of the Company's common stock on March 2, 1998 was in excess of 539, as supplied by the Company's transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

                                                                              FOR THE YEAR
                                                       -----------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................................  $   78,442  $   91,121  $   97,042  $   98,911  $   101,499
Net income (loss)....................................       1,163        (426)     (9,952)      2,675       (1,064)
Per common share:
  Net income (loss)..................................        0.20       (0.07)      (1.57)      (0.42)       (0.17)

Net cash provided by (used in) operating
 activities..........................................       2,697      (1,902)     (4,275)     11,500        1,655
Net cash provided by (used in) investing
 activities..........................................      (1,692)     (2,690)       (481)     (1,747)      (3,328)
Net cash provided by (used in) financing
 activities..........................................      (1,014)      4,129       5,136     (10,183)       1,734

AT YEAR END

Total assets.........................................  $   31,733  $   37,909  $   38,654  $   28,998  $    31,858
Current liabilities..................................       9,198      16,852      16,998      12,915       19,390
Long-term debt.......................................       1,848       1,559       9,593       1,069          936
Stockholders' equity.................................      20,295      19,308       9,548      12,288       11,249

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

    The cost of materials in 1996 decreased 3.6% from $22,802 in 1995 to $21,973 in 1996. Lower sales volume in Personalized Products partially offset volume-related increases in materials costs for Checks and Catalogs. Costs of materials for Personalized Products, Checks and Catalogs decreased as a result of savings from additional management focus on manufacturing efficiencies in these areas. Material costs decreased 1.3% as a component of sales between years due to the effect of the Harland Agreement in the fourth quarter.

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

    As described in Note 17 of the accompanying Notes to the Financial Statements, the Company incurred a net loss of $1,064 for the year ended December 31, 1997. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of the Revolver, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability. In light of the Company's projected earnings and cash flow, management believes the Company has sufficient financial resources to maintain its current level of operations. However, cash generated from operations alone may not be sufficient to repay the outstanding line of credit in the event of future covenant violations, which would give the lender the right to call the obligation. There can be no assurance that the Company will not have covenant violations in future periods. In addition, based on the projected earnings, it is substantially likely that the Company will violate the minimum tangible net worth covenant for the first quarter of 1998. There can be no assurance that the lender will not call the Revolver or if such obligation is called, that the Company will be in a financial position to repay such obligations in such event.

    The Company's balance sheet at year end reflected the impact of the year's loss and of substantial payments made to Valassis as described in "Results of Operations 1997 vs. 1996--Other".

    Working capital remained negative at December 31, 1997, the year's loss and the reclassification of the outstanding balance on the Revolver from long term debt to current liabilities serving to increase the working capital deficit to $8,212 in 1997 from $2,830 in 1996, Marketable securities, cash and cash equivalents were $2,021 at year end 1997 and $2,999 at year end 1996. A $2,500 payment was made to Valassis on June 30, 1997, upon the exercise of a put option, in addition to a $2,000 contractual obligation also paid in June under the Advertising Agreement. These payments, and the year's loss, were funded by drawings of $4,349 under the Revolver and a reduction in marketable securities of $1,039. Accounts receivable, which are generated principally from List Rental and the sale of various direct mail services, increased by $1,091 on the success of the Company's efforts to further develop these revenue sources. The increase in inventories of $248 and prepaid advertising of $428 both reflect the Company's commitment to grow it's Catalog business. Although inventory remained consistent relative to sales, as evidenced by inventory turns remaining steady at 20 days, an improvement in the Company's inventory management practice was offset by an increase in higher-cost items associated with the Catalog business. Similarly, the higher prepaid advertising costs at year end result from the greater accumulation of costs associated with creating catalogs prior to distribution.

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

    In 1995, the Company entered into the Advertising Agreement, under which, in return for the payment of an annual fee to Valassis, the Company obtained an exclusive right of first refusal to place its weekly newspaper FSI advertising at competitive rates in all circulation in which Valassis has contracts for the placement of such advertising. The Company has committed to pay $10 million over the term of the Agreement which expires in May 2000. As of December 31, 1997, the remaining commitment under the contract was $3000, payable in installments of $2,000 in May 1998 and the final installment of $1,000 due in May 1999.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company experienced a net loss in 1997 and was in technical default of certain financial convenants in connection with its line of credit which have been waived by the lender as of December 31, 1997. These factors among others raises substantial doubts about that the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             ARTHUR ANDERSEN LLP

Rochester, New York
  February 20, 1998, except for
  the matter described in the
  first paragraph of Note 8,
  as to which the date is
  March 20, 1998

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

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Statement encourages, but does not require, a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for its stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the options. Had compensation cost for these options been determined based on the fair value at the grant dates of the awards, consistent

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 STOCK OPTIONS (CONTINUED)
with SFAS 123, the Company's pro forma amounts for net income and earnings per share would have been as follows:

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

NOTE 17 GOING CONCERN MATTERS

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 1997, the Company incurred a net loss of

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17 GOING CONCERN MATTERS (CONTINUED)
$1,064 and has classified its Revolver as current for the year ended December 31, 1997. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

    Not applicable

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

                                                             NUMBER OF SHARES    PERCENTAGE OWNERSHIP
NAME                                                          OF COMMON STOCK     OF COMMON STOCK(1)
-----------------------------------------------------------  -----------------  -----------------------
                                                                  2,250,000(2)              38.5%
American Greetings Corporation.............................
  One American Road
  Cleveland, OH 44144
                                                                    469,746(3)               8.0%
Stuart Komer...............................................
  One Komer Center
  Elmira, NY 14902
Joseph A. Calabro..........................................          35,000(4)             *
Norman S. Edelcup..........................................           8,000                *
Lyndon E. Goodridge........................................           7,000                *
Irving I. Stone............................................           1,500(5,6)            *
Morry Weiss................................................           3,364(6)             *
Thomas C. Wyckoff..........................................          40,540(7)             *
Robert T. McDonough........................................          10,650(8)             *
William F. Ingram..........................................           5,900(9)
Michelle Crane-Alderman....................................           9,600(10)
All Directors and Executive Officers of the Company as a            591,300(3,         ,9)             10.1%
  group (10 persons).......................................

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

(9) Includes options to purchase 3,400 shares that are or will become exercisable by Mr. Ingram within the next 60 days.

(10) Includes options to purchase 7,400 shares that are currently or will become exercisable by Ms. Crane-Alderman within the next 60 days.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

INDEX TO FINANCIAL STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

Balance Sheets as of December 31, 1997 and 1996....................................         18
Statements of Operations for each of the three years ended December 31, 1997, 1996
  and 1995.........................................................................         19
Statements of Changes in Stockholders' Equity......................................         20
Statements of Cash Flows for the three years ended December 31, 1997, 1996 and
  1995.............................................................................         21
Notes to Financial Statements......................................................         22

LIST OF EXHIBITS

    The following constitutes the list of exhibits required to be filed as part of this report pursuant to Item 601 of Regulation S-K:

  EXHIBIT
  NUMBER                        DESCRIPTION                                           LOCATION
-----------  --------------------------------------------------  --------------------------------------------------

       2-1   Amended Standstill Agreement dated as of June 1,    Incorporated by reference to Exhibit 2-1 to the
             1992, between American Greetings Corporation        Company's Report on Form 8-K filed on July 2,
             ("American") and Artistic.                          1992.

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

      10-2*  Employment Agreement between the Company and        Incorporated by reference to Exhibit 10-2 to the
             Stuart Komer (the "Komer Agreement").               1993 10-K.

      10-3*  Amendment to the Komer Agreement.                   Incorporated by reference to Exhibit 10-3 to the
                                                                 Company's Form 10-K for the year ended December
                                                                 31, 1996.

      10-4*  Employment Agreement between the Company and        Incorporated by reference to Exhibit 10 to the
             Joseph A. Calabro.                                  Company's Form 10-Q for the quarter ended
                                                                 September 30, 1996.

  EXHIBIT
  NUMBER                        DESCRIPTION                                           LOCATION
-----------  --------------------------------------------------  --------------------------------------------------
      10-6*  Employment Agreement between the Company and        Incorporated by reference to Exhibit 10-6 to the
             Thomas C. Wyckoff.                                  Company's Report on Form 10-K for the year ended
                                                                 December 31, 1996.

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

     10-15   Security Agreement dated March 8, 1996, between     Incorporated by reference to Exhibit 10-7 of the
             the Company and Marine.                             1995 10-K.

     10-16   Lease dated March 31, 1993 between the Company and  Incorporated by reference to Exhibit 10-8 to the
             Stuart Komer leasing premises located at 406        1995 10-K.
             Academy Place, Elmira, NY, as amended.

     10-17   Sale and Development Agreement dated April 26,      Incorporated by reference to Exhibit 10-16 of the
             1991 between the Company and the City of Elmira,    Company's Report on Form 10-K for the year ended
             NY.                                                 December 31, 1991.

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
             Agreement").

  EXHIBIT
  NUMBER                        DESCRIPTION                                           LOCATION
-----------  --------------------------------------------------  --------------------------------------------------
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

     10-22   Fulfillment Agreement between Artistic and          Incorporated by reference to Exhibit 10-2 of the
             Harland, dated August 29, 1996.                     Company's Report on Form 8-K filed on September
                                                                 20, 1996.

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

REPORTS ON FORM 8-K

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

Dated: April 16, 1998

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

  By:  /s/ JOSEPH A. CALABRO                                                 Date: April 16, 1998
       ----------------------
       Name: Joseph A. Calabro
       Title: Chief Executive Officer, President and a Director

  By:  /s/ NORMAN S. EDELCUP                                                 Date: April 16, 1998
       -----------------------
       Name: Norman S. Edelcup
       Title: Director

  By   /s/ LYNDON E. GOODRIDGE                                               Date: April 16, 1998
       ------------------------
       Name: Lyndon E. Goodridge
       Title: Director

  By:  /s/ STUART KOMER                                                      Date: April 16, 1998
       -----------------
       Name: Stuart Komer
       Title: Chairman and a Director

  By:  /s/ DAVID A. PREUCIL                                                  Date: April 16, 1998
       --------------------
       Name: David A. Preucil
       Title: Vice President Finance and Chief Financial Officer
       (Principal Financial & Accounting Officer)

  By:  /s/ IRVING I. STONE                                                   Date: April 16, 1998
       ------------------
       Name: Irving I. Stone
       Title: Director

  By:  /s/ MORRY WEISS                                                       Date: April 16, 1998
       ----------------
       Name: Morry Weiss
       Title: Director

  By:  /s/ THOMAS C. WYCKOFF                                                 Date: April 16, 1998
       -----------------------
       Name: Thomas C. Wyckoff
       Title: Chief Operating Officer & Executive Vice President