Form 10-K405/A
period 1997-12-31
ARTISTIC GREETINGS INC
filed 1998-04-22
CIK 7610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  FORM 10-K/A3
                       SECURITIES AND EXCHANGE COMMISSION


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

ITEM 6. SELECTED FINANCIAL DATA


                                                                              FOR THE YEAR
                                                       -----------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales(1).........................................  $   78,442  $   91,121  $   97,042  $   98,911  $   101,499
Net income (loss)....................................       1,163        (426)     (9,952)      2,675       (1,064)
Per common share:
  Net income (loss)..................................        0.20       (0.07)      (1.57)      (0.42)       (0.17)

Net cash provided by (used in) operating
 activities..........................................       2,697      (1,902)     (4,275)     11,500        1,655
Net cash used in investing activities................      (1,692)     (2,690)       (481)     (1,747)      (3,328)
Net cash provided by (used in) financing
 activities..........................................      (1,014)      4,192       5,136     (10,183)       1,734

AT YEAR END

Total assets.........................................  $   31,733  $   37,909  $   38,654  $   28,998  $    31,858
Current liabilities..................................       9,198      16,852      16,998      12,915       19,390
Long-term debt.......................................       1,848       1,559       9,593       1,069          936
Stockholders' equity.................................      20,295      19,308       9,548      12,288       11,249


------------------------


(1) The following unaudited pro forma division of the Company's 1996 and 1995 sales data reflect an allocation of such item on the books of the Company on December 31, 1996 and December 31, 1995, respectively, between the Check Business to be acquired by MDC pursuant to the Merger and the P&C Business to be acquired by ADI in the Asset Sale. Such allocations should not be construed as indication of actual results had either the P&C Businesses or the Check Business been conducted as independent stand-alone businesses for the periods presented.



                                                                      AS OF DECEMBER 31, 1996
                                                            -------------------------------------------
                                                              ACTUAL    P&C BUSINESSES   CHECK BUSINESS
                                                            ----------  ---------------  --------------
                                                                      (DOLLARS IN THOUSANDS)

Sales.....................................................  $   98,911     $  55,811       $   43,100



                                                                      AS OF DECEMBER 31, 1995
                                                            -------------------------------------------
                                                              ACTUAL    P&C BUSINESSES   CHECK BUSINESS
                                                            ----------  ---------------  --------------
                                                                      (DOLLARS IN THOUSANDS)

Sales.....................................................  $   97,042     $  59,236       $   37,806

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


Dated: April 22, 1998


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


  By:  /s/ JOSEPH A. CALABRO                                                 Date: April 22, 1998
       ----------------------
       Name: Joseph A. Calabro
       Title: Chief Executive Officer, President and a Director

  By:  /s/ NORMAN S. EDELCUP                                                 Date: April 22, 1998
       -----------------------
       Name: Norman S. Edelcup
       Title: Director

  By   /s/ LYNDON E. GOODRIDGE                                               Date: April 22, 1998
       ------------------------
       Name: Lyndon E. Goodridge
       Title: Director

  By:  /s/ STUART KOMER                                                      Date: April 22, 1998
       -----------------
       Name: Stuart Komer
       Title: Chairman and a Director

  By:  /s/ DAVID A. PREUCIL                                                  Date: April 22, 1998
       --------------------
       Name: David A. Preucil
       Title: Vice President Finance and Chief Financial Officer
       (Principal Financial & Accounting Officer)

  By:  /s/ IRVING I. STONE                                                   Date: April 22, 1998
       ------------------
       Name: Irving I. Stone
       Title: Director

  By:  /s/ MORRY WEISS                                                       Date: April 22, 1998
       ----------------
       Name: Morry Weiss
       Title: Director

  By:  /s/ THOMAS C. WYCKOFF                                                 Date: April 22, 1998
       -----------------------
       Name: Thomas C. Wyckoff
       Title: Chief Operating Officer & Executive Vice President