Form 10-Q
period 1998-03-31
ARTISTIC GREETINGS INC
filed 1998-05-15
CIK 7610

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


(Mark one)


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

                                         or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER:  0-7513







                          ARTISTIC GREETINGS INCORPORATED
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                  16-0909929
                          --------                                                  ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                                  ONE KOMER CENTER
                              ELMIRA, NEW YORK  14902
                                   (607) 733-5541
                                   --------------
(Address of principal executive offices, including Registrant's telephone number)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes  [   ] No


As of May 8, 1998 the Registrant had 5,844,946 shares of its common stock issued and outstanding.

                          ARTISTIC GREETINGS INCORPORATED

                                  FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED MARCH 31, 1998



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                      Balance Sheets . . . . . . . . . . . . . . . . .     3

                      Statements of Operations . . . . . . . . . . . .     4

                      Statements of Cash Flows . . . . . . . . . . . .     5

                      Notes to Financial Statements  . . . . . . . . .     6

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations  .     9

PART II.  OTHER INFORMATION

          Item 3.   Other Information  . . . . . . . . . . . . . . . .    13

          Item 4.   Exhibits and Reports on Form 8-K . . . . . . . . .    13

                    Signatures . . . . . . . . . . . . . . . . . . . .    14

                    Exhibit Index  . . . . . . . . . . . . . . . . . .    15

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARTISTIC GREETINGS INCORPORATED
                                   BALANCE SHEETS



                                                                                            March 31,      December 31,
                                                                                              1998             1997
                                                                                              ----             ----
In Thousands of Dollars, Except per Share Data                                             (Unaudited)
----------------------------------------------

                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    17        $   160
  Marketable securities:
    Trading, at market (cost $1,237 in 1998 and $1,230 in 1997)  . . . . . . . . . .           1,557          1,403
    Available for sale, at market (cost $409 in 1998 and $409 in 1997) . . . . . . .             494            458
  Trade receivables - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,163          2,343
  Income taxes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             420            420
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,459          2,518
  Prepaid advertising  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,320          3,492
  Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . . .             323            384
                                                                                             -------        -------
       TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,753         11,178

Deferred advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,400          3,683
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .          16,250         16,301
Cash surrender value of life insurance . . . . . . . . . . . . . . . . . . . . . . .             642            629
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37             67
                                                                                             -------        -------
       TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $31,082        $31,858
                                                                                             =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,043        $ 4,494
  Accounts payable, trade (includes checks in transit of $2,205 in 1998 and
   $2,485 in 1997) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,609         12,804
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,475          1,521
  Customer advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             980            571
  Income taxes and other payables  . . . . . . . . . . . . . . . . . . . . . . . . .             347             --
                                                                                             -------        -------
       TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .          18,454         19,390

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             900            936

Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             258            283
                                                                                             -------        -------
       TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,612         20,609

STOCKHOLDERS' EQUITY:

  Common stock, par value $.10:
    Authorized:  10,000,000 shares;
    Issued: 6,538,520 shares in 1998 and in 1997 . . . . . . . . . . . . . . . . . .             654            654
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,055         11,055
  Unrealized (losses) gains on marketable securities held as available for sale,
   net of tax effect . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36             --
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             647            462
                                                                                             -------        -------
                                                                                              12,392         12,171
  Less: Treasury stock, at cost (695,356 shares in 1998 and in 1997) . . . . . . . .            (922)          (922)
                                                                                             -------        -------
       TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . .          11,470         11,249

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .         $31,082        $31,858
                                                                                             =======        =======

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                          ARTISTIC GREETINGS INCORPORATED
                         UNAUDITED STATEMENTS OF OPERATIONS



                                                                                                  Quarter Ended
                                                                                                  -------------
                                                                                            March 31,      March 31,
                                                                                              1998            1997
                                                                                              ----            ----
In Thousands of Dollars, Except per Share Data                                             (Unaudited)
----------------------------------------------


Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   26,025     $   24,218
Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,342          9,512
                                                                                          ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,683         14,706

Selling, advertising, general and administrative expenses  . . . . . . . . . . . . .          14,503         13,550
                                                                                          ----------     ----------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             180          1,156

Other income (expense)
   Interest and dividend income  . . . . . . . . . . . . . . . . . . . . . . . . . .              11             33
   Net unrealized gains (losses) on trading securities . . . . . . . . . . . . . . .             145            (78)
   Net realized gains (losses) on marketable securities  . . . . . . . . . . . . . .               8              6
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (76)           (60)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              21             22
                                                                                          ----------     ----------
INCOME BEFORE TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             289          1,079

Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             104            388
                                                                                          ----------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      185     $      691
                                                                                          ==========     ==========
Net income per common and common equivalent share (basic and diluted)  . . . . . . .             .03            .11
                                                                                          ==========     ==========

Weighted average number of common shares outstanding . . . . . . . . . . . . . . . .       5,886,723      6,353,531


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                          ARTISTIC GREETINGS INCORPORATED
                         UNAUDITED STATEMENTS OF OPERATIONS



                                                                                                  Quarter Ended
                                                                                                  -------------
                                                                                            March 31,      March 31,
                                                                                              1998            1997
                                                                                              ----            ----
In Thousands of Dollars, Except per Share Data                                             (Unaudited)
----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   185        $   691
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .             599            424
  Allowance for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . .             100            (75)
  Net unrealized losses (gains) on trading securities  . . . . . . . . . . . . . . .            (145)            78
  Net realized losses (gains) on marketable securities (equity)  . . . . . . . . . .              (8)            (6)
  Purchase of trading securities . . . . . . . . . . . . . . . . . . . . . . . . . .            (195)          (384)
  Proceeds from sale of trading securities . . . . . . . . . . . . . . . . . . . . .             172            362
  Accretion of common stock subject to a put option  . . . . . . . . . . . . . . . .              --             78
  Decrease (increase) in cash   surrender value of life insurance  . . . . . . . . .              --            (14)
  Decrease (increase) in assets:
    Trade receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              80            173
    Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              60           (304)
    Prepaid advertising, prepaid expenses and other  . . . . . . . . . . . . . . . .           1,263          1,265
    Deferred advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (717)          (867)
  Increase (decrease) in liabilities:
    Checks-in-transit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (279)           173
    Accounts payable, trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (915)          (489)
    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (47)          (598)
    Customer advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             409            449
    Income taxes and other payables  . . . . . . . . . . . . . . . . . . . . . . . .             347            244
                                                                                             -------        -------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . .             909          1,200
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment. . . . . . . . . . . . . . . . . . . . . .            (568)        (1,223)

Proceeds from sale of marketable securities  . . . . . . . . . . . . . . . . . . . .              42             --
Purchases of marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .             (37)            --
                                                                                             -------        -------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . . . . . . . .            (563)        (1,223)
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of borrowings from the lines of credit . . . . . . . . . . . . . . . . . .          (9,262)        (1,732)

Proceeds from the lines of credit  . . . . . . . . . . . . . . . . . . . . . . . . .           8,811          1,732
Proceeds from issuance of common stock, treasury stock
  and options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             23
Payments to New York State Urban Development Corporation . . . . . . . . . . . . . .             (25)           (25)
Repayment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (13)           (36)
                                                                                             -------        -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . .            (489)           (38)

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .            (143)           (61)
Cash and cash equivalents at beginning of quarter  . . . . . . . . . . . . . . . . .             160             99
                                                                                             -------        -------
Cash and cash equivalents at end of quarter  . . . . . . . . . . . . . . . . . . . .         $    17        $    38
                                                                                             =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the quarter for:

  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    75        $    (2)
  Income taxes, net of refunds received. . . . . . . . . . . . . . . . . . . . . . .         $    --        $   145


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

NOTE 2.   FORM 10-K

     Reference is made to the following footnotes included in the Company's 1997 report on Form 10-K as amended by Forms 10-K/A, 10-K/A2 and 10-K/A3.

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

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


NOTE 3.   NET INCOME PER SHARE

     Net income or loss per common and common equivalent share is computed on the basis of the weighted average of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding was 5,886,723 for the quarter ended March 31, 1998 and 6,353,531 for the quarter ended March 31, 1997.

     The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and restated previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month periods ending March 31, 1998 and 1997. Diluted earnings per share were computed by the weighted number of common shares outstanding and common stock equivalents using the treasury stock method for the three month periods ending March 31, 1998 and 1997.

     All references to net income per share should be assumed to have been calculated under SFAS No. 128.

     The following table sets forth the computation for basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997.


                                          3 MONTHS ENDED      3 MONTHS ENDED
                                          MARCH 31, 1998      MARCH 31, 1997
                                          --------------      --------------
          Net Income - basic                $      185          $      691
          Net Income - diluted                     185                 691

          Shares used to compute
          net income per share               5,886,723           6,353,531


NOTE 4.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130 in the first quarter of 1998. This standard requires disclosure of total non-owner changes in stockholders' equity, which is defined as net income plus direct adjustments to stockholders' equity such as equity and cash investment adjustments and pension liability adjustments. On this basis, these non-owner changes in stockholders' equity, including net income, for the first quarter of 1998 and 1997, totaled $278 and $694, respectively.


                                                    3/31/98          3/31/97
                                                    -------          -------
     Comprehensive Income:
          Net Income                                 $185             $690
          Realized gains on available for sale
          securities (net of tax $52 and
          $2 in 1998 and 1997 respectively)            93                4
                                                     ----             ----
     Total Comprehensive Income                      $278             $694
                                                     ====             ====


                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


NOTE 5.   PROPOSED MERGER

     On December 21, 1997, the Company entered into an agreement and plan of Merger ("Merger Agreement") with MDC Communications Corporation an Ontario, Canada corporation, and AGI Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of MDC ("Newco") whereby Newco will merge with and into the Company (the "Merger") pursuant to which the Company will become a wholly-owned subsidiary of MDC and each outstanding share of common stock, par value $0.10 per share, of the Company (other than stock of the Company owned by the Company, MDC or any of their respective subsidiaries) will be converted into the right to receive $5.70 in cash without interest. It is a condition to the consummation of the Merger Agreement that the Company have completed an asset distribution as set forth in an agreement ("Asset Purchase Agreement") between the Company and Artistic Direct Incorporated ("ADI"), a New York corporation, for the sale to ADI of certain assets relating to the personalized product and catalog businesses of the Company (the "P&C" Businesses) for $9 million in cash and the assumption of certain liabilities related to the P&C Businesses.

NOTE 6.   GOING CONCERN MATTERS

     As shown in the financial statements for the year ended December 31, 1997, the Company incurred a net loss of $1,064 for the year and has classified its revolver as current for the period ended March 31, 1998. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

     The Company was not in compliance with certain of the financial covenants under its Revolver as of March 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to comply with the terms of its Revolver agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

     In light of the Company's projected earnings and cash flows, management believes the Company has sufficient financial resources to maintain its current level of operations. However, the Company has violated the minimum tangible net worth and cash flow covenants for the first quarter of 1998. There can be no assurance that the lender will provide a waiver for any future covenant violations nor that the company will be able to obtain other financing. Accordingly, the Company has classified the Revolver as current liability.

     As described in Note 5, the Company has entered into an agreement and plan of merger with MDC pursuant to which the Company will become a wholly-owned subsidiary of MDC and the Revolver referred to above will be assumed by MDC. It is a condition of the merger that the Company have completed the sales of certain assets and the assumption of certain liabilities relating to the P&C Businesses of the Company to ADI. ADI has obtained a commitment from a financial institution to finance the acquisition of the P&C Businesses.

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

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, PLEASE CAREFULLY REVIEW THE DISCUSSION OF RISK FACTORS CONTAINED IN THIS ITEM 2, AS WELL AS THE OTHER INFORMATION CONTAINED IN THE REPORT AND IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC" OR "COMMISSION").

RESULTS OF OPERATIONS:

NET SALES
In the first three months of 1998, the Company's net sales increased 7.5%, to $26,025 from $24,218 in the year earlier period. All three of the Company's principal business lines (personalized products, catalog and checks) exhibited gains due to better response rates from more effective advertising initiatives. Personalized products marked a 5.9% advance, to $9,585 from $9,051, on the strength of more sharply focused advertising in mass media. Catalog was up 26.7%, to $3,178 from $2,508, in response to wider circulation. Checks advanced by 9.2%, to $12,386 from $11,338, mostly from increased prices.

COST OF SALES
The major components of cost of goods sold are materials, which consist primarily of paper and gift items; direct labor; and manufacturing overhead.

Materials cost increased to $6,899, or 26.5% of sales through the first three months, from $6,021, or 24.9% of sales for the year earlier period, this largely the result of a higher proportion of catalog sales in the overall revenue mix.

Direct labor charges were flat on a dollar basis, at $1,297 for the first quarter of 1998 versus $1,295 for the first quarter of 1997. This represented, on the period's higher volume, a decrease as a percentage of sales to 5.0% from 5.3%. Higher order entry and production costs driven by increased volume through the quarter were more than offset by lower call center costs. The call center function, which had been outsourced by the Company in the Fall of 1997 to more efficiently handle seasonal volume, was not fully back in-house until mid February, 1998.

Manufacturing overhead increased to $3,145, or 12.1% of sales for the first quarter of 1998 from $2,195, or 9.1% a year earlier. Contributing to this increase was the call center outsourcing arrangement, which shifted expense to this category from direct labor; severance paid early in the quarter with work force reductions; and higher depreciation expense.

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
The three largest components of SG&A are advertising, postage and labor.

Advertising expense increased to $10,011, or 38.5% of sales for the first three months of 1998, from $8,636, or 35.7% of sales in the comparable year earlier period. Advertising expense for personalized products increased by 10.1%, to $4,842 from $4,398, on wider circulation through mass media. Catalog advertising expense grew by 32.5%, to $1,456 from $1,099, as more catalogues were printed and circulated, consistent with the Company's plan to expand its catalog revenues. Check advertising expense was up by 24.0%, to $2,847 from $2,296, as the Company successfully pursued higher response rate vehicles and broader mass media circulation.

Postage and shipping expense for the first quarter of 1998 increased to $2,390 from $2,239 for the first quarter of 1997. As a component of sales, however, these costs remained flat at 9.2%. Higher relative mailing costs related to the outsourced check-printing operation was balanced by more efficient matching of multi-item orders of personalized and catalog products.

Administrative expenses were lower through the first three months of 1998, at $2,101, or 8.1% of sales, from $2,330, or 9.6% of sales a year earlier. Reduced personnel costs stemming from the restructuring of certain managerial responsibilities contributed to the decline, as did lower depreciation expense.

OTHER EXPENSE (INCOME)
The Company recorded net other income of $109, or 0.4% of sales, through the first three months of 1998, compared to a net other expense of $422 or (1.7)% of sales for the year earlier peirod. Most of this swing results from the absence in the first quarter of 1998 of accruals for employee incentive compensation or for contributions to the Company profit sharing plan. In the first quarter of 1997, these accruals related to the earnings posted for the 1996 fiscal year; in fiscal 1997 the Company posted a net loss. Additionally, the Company recorded a $152 gain (realized and unrealized) on its portfolio of marketable securities in the most recent quarter, this compared to a loss of $72 for the year earlier period.

TAX PROVISION
A tax provision of $104 was recorded for the first three months of 1998, compared to $389 for the first three months of 1997. Both provisions reflect an effective tax rate of 36%.

NET INCOME
The Company posted net income for the first quarter of 1998 of $185, or $0.03 per share. This compares to $691, or $0.11 per share, for the year earlier period.

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

LIQUIDITY & CAPITAL RESOURCES
In March 1996, the Company refinanced a demand discretionary line of credit with Marine Midland Bank ("Marine") under which it can borrow up to $6,500, with a revolving line of credit that is committed to the Company until January 1, 1999, (the "Revolver"). The Company may borrow and repay at its option, and issue letters of credit, up to an aggregate of $6,500 under the Revolver at either Marine's quoted Prime Rate or the Money Market Rate as quoted by Marine at the time of borrowing. Additionally, Marine has provided letters of credit to secure workers' compensation obligations of the Company in the amount of approximately $107, which expire on March 31, 1999. The amount of borrowings available to the Company under the Revolver is dependent upon the amount of accounts receivable and inventory, and the value of certain intangibles of the Company (collectively, the "Collateral"), determined at the time as such borrowing base is calculated quarterly. The Revolver is secured by the Collateral. The Revolver contains a restriction on the payment of dividends as well as financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including minimum net worth, leverage and working capital requirements. Various modifications, including working capital covenants, maturity date and valuation of collateral were made effective May 30, 1996; November 30, 1996; December 31, 1996; March 31, 1997 and June 30,
1997. The Revolver can be prepaid by the Company at any time without penalty. As of March 31, 1998, the Company was not in compliance with its minimum tangible net worth and cash flow ratio covenants. As of May 14, 1998, the Company had requested and received from Marine a waiver of these covenants as of March 31, 1998.

Cash and marketable securities totaled $2,021 at December 31, 1997 and $2,068 at March 31, 1998. Total liabilities decreased by $997, to $19,612 at March 31, 1998 from $20,609 at December 31, 1997. Long term debt decreased by $36, to $900 at March 31, 1998 from $936 at December 31, 1997. Accounts payable were reduced by $915, to $9,404 at March 31, 1998 from $10,319 at December 31, 1997, while checks in transit dropped by $279, to $2,205 at March 31, 1998 from $2,485 at December 31, 1997.

Working capital remained negative at March 31, 1998, the working capital deficit growing to $8,701 from $8,212 as the increase in deferred advertising was only partially funded by the period's earnings. Accounts receivable dropped by $181 over the first quarter on improved collections. Inventory of $2,459 at March 31, 1998, was slightly lower than at the recent year end, which in combination with the quarter's higher volume served to reduce inventory turns to 17 days from 20. Prepaid advertising dropped by $1,171 over the three month period, the combined result of the distribution during the quarter of several catalogues and other advertising media and the reduction of expenditures in this area in anticipation of seasonal slowing during the second quarter. Deferred advertising, accordingly, increased by $717, reflecting the higher quantity of active media in circulation.

The Company had total availability under the Revolver of $6,500 at March 31, 1998, which is subject to a borrowing base formula and certain other conditions. As of May 6, 1998, the Company had $4,699 outstanding under the Revolver and, based upon the borrowing base formula, had the entire remaining balance, or $1,801, available to it thereunder. For additional information concerning the terms of the Revolver, see the first paragraph above.

Management believes that the operating activities of the Company, together with the availability under the Revolver, will substantially support its cash requirements for the next twelve months and that sufficient capital resources are available to the Company to provide adequate liquidity overall. As of May 14, 1998, the Company had requested and received from Marine a waiver of the covenants pertaining to the minimum tangible net worth and cash flow ratios of the Company for the period ending

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

March 31, 1998. If the waiver were withdrawn or did not become effective, the Company could be in default of its obligation under the Revolver. Management is of the opinion that inflation will not have a material effect on the operations of the Company.

                          ARTISTIC GREETINGS INCORPORATED
                                    (Unaudited)


PART II - OTHER INFORMATION

ITEM 3.   OTHER INFORMATION.

     NONE


ITEM 4.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.  See Exhibit Index.

     b)   Reports on Form 8-K.  None.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARTISTIC GREETINGS INCORPORATED



Dated:    May 14, 1998         By:
                                   ---------------------------------------------
                                   David A. Preucil
                                   Vice President Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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